Form 10-Q
period 2014-12-31
New Patriot Transportation Holding, Inc.
filed 2015-02-05
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2014.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

 Commission File Number: 001-36605

_____________________

PATRIOT TRANSPORTATION HOLDING, INC.

(Exact name of registrant as specified in its charter)

_____________________

Florida	47-2482414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 W. Forsyth St., 7th Floor, Jacksonville, FL	32202
(Address of principal executive offices)	(Zip Code)

904-396-5733

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]    No  [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [x]    No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [x]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2014
Common Stock	100

1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2014

CONTENTS

Preliminary Note Regarding Forward-Looking Statements.

Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements.

These forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources and competition and may be indicated by words or phrases such as ”anticipate”, ”estimate”, ”plans”, ”projects”, ”continuing”, ”ongoing”, ”expects”, ”management believes”, ”the Company believes”, ”the Company intends” and similar words or phrases. The following factors and others discussed in the Company’s periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: freight demand for petroleum products including recessionary and terrorist impacts on travel in the Company’s markets; fuel costs and the Company’s ability to recover fuel surcharges; accident severity and frequency; risk insurance markets; driver availability and cost; the impact of future regulations regarding the transportation industry; availability and terms of financing; competition in our markets; interest rates, and inflation and general economic conditions. However, this list is not a complete statement of all potential risks or uncertainties.

These forward-looking statements are made as of the date hereof based on management’s current expectations, and the Company does not undertake an obligation to update such statements, whether as a result of new information, future events or otherwise. Additional information regarding these and other risk factors may be found in the Company’s other filings made from time to time with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

COMBINED BALANCE SHEETS

(Unaudited) (In thousands)

	December 31,	September 30,
Assets	2014	2014
Current assets:
Cash and cash equivalents	$—	—
Accounts receivable (net of allowance for
doubtful accounts of $148 and $155, respectively)	7,282	7,119
Federal and state income taxes receivable	—	—
Inventory of parts and supplies	888	895
Prepaid tires on equipment	2,063	2,048
Prepaid taxes and licenses	559	754
Prepaid insurance	518	789
Prepaid expenses, other	76	80
Total current assets	11,386	11,685

Property, plant and equipment, at cost	98,460	97,071
Less accumulated depreciation	56,184	54,897
Net property, plant and equipment	42,276	42,174

Goodwill	3,431	3,431
Intangible assets, net	3,704	3,812
Other assets, net	32	32
Total assets	$60,829	61,134

Liabilities and Net Investment
Current liabilities:
Accounts payable	$3,069	3,288
Bank overdraft	408	933
Federal and state income taxes payable	119	129
Deferred income taxes	346	345
Accrued payroll and benefits	3,716	3,937
Accrued insurance	1,100	1,186
Accrued liabilities, other	302	518
Total current liabilities	9,060	10,336

Long-term debt	6,551	7,282
Deferred income taxes	9,170	8,579
Accrued insurance	1,393	1,393
Other liabilities	831	822
Commitments and contingencies (Note 6)	—	—
Total liabilities	27,005	28,412
Net investment:
Net investment by Parent	33,771	32,669
Accumulated other comprehensive income, net	53	53
Total net investment	33,824	32,722
Total liabilities and net investment	$60,829	61,134

See notes to combined financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

COMBINED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED DECEMBER 31,
	2014	2013
Revenues:
Transportation revenues	$27,292	26,490
Fuel surcharges	4,425	5,101
Total revenues	31,717	31,591

Cost of operations:
Compensation and benefits	11,983	11,596
Fuel expenses	6,005	7,283
Operating & repairs	2,951	3,149
Insurance and losses	2,839	2,475
Depreciation expense	2,108	1,968
Rents, tags & utilities	941	771
Sales, general & administrative	2,322	2,386
Corporate expenses	919	711
Gain on equipment sales	(184)	15
Total cost of operations	29,884	30,354

Total operating profit	1,833	1,237

Interest income and other	—	—
Interest expense	(26)	(23)

Income before income taxes	1,807	1,214
Provision for income taxes	705	474

Net income	$1,102	740

Comprehensive Income	$1,102	740

See notes to combined financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

COMBINED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$1,102	740
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,383	2,148
Deferred income taxes	592	58
(Gain) loss on sale of equipment and property	(184)	16
Stock-based compensation	85	84
Net changes in operating assets and liabilities:
Accounts receivable	(163)	(2,194)
Inventory of parts and supplies	8	10
Prepaid expenses and other current assets	454	376
Other assets	—	65
Accounts payable and accrued liabilities	(742)	(489)
Income taxes payable and receivable	(10)	187
Long-term insurance liabilities and other long-term
Liabilities	9	4
Net cash provided by operating activities	3,534	1,005

Cash flows from investing activities:
Purchase of property and equipment	(2,463)	(5,334)
Business acquisition	—	(10,023)
Proceeds from the sale of property, plant and equipment	270	173
Net cash used in investing activities	(2,193)	(15,184)

Cash flows from financing activities:
(Decrease) increase in bank overdrafts	(525)	522
Proceeds from borrowing on revolving credit facility	11,825	14,702
Payments on revolving credit facility	(12,556)	(961)
Net distributions to Parent	(85)	(84)
Net cash (used in) provided by financing activities	(1,341)	14,179

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of the period	$—	—

The Company recorded non-cash transactions for vacation liability of the Pipeline business acquisition of $132 in the first three months of fiscal 2014.

See notes to combined financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(Unaudited)

(1) Description of Business and Basis of Presentation.

Description of Business

On December 30, 2014, the board of directors of FRP Holdings, Inc. ("FRP") approved a plan to separate its real estate and transportation businesses into two independent publicly traded companies through the tax-free spin-off (the Spin-off") of a newly-formed company named Patriot Transportation Holding, Inc., formerly known as New Patriot Transportation Holding, Inc. (the "Company" or "Patriot"). The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission ("SEC") that was declared effective on January 12, 2015. The Spin-off was completed on January 30, 2015 when FRP distributed all of the outstanding stock of the Company to FRP's shareholders as of the record date of January 9, 2015. FRP’s shareholders received one share of Patriot (stock symbol PATI) for every three shares owned of FRP resulting in 3,242,523 of Patriot outstanding. However, as these shares were not outstanding as of December 31, 2014 they are not reflected in the financial statements.

The Company’s business is conducted through its subsidiary, Florida Rock & Tank Lines, Inc. (“Tank Lines”) which is a Southeastern tank truck motor carrier specializing in hauling petroleum products, chemicals and dry bulk commodities.

Unless otherwise stated or the context otherwise indicates, all references in these combined financial statements to “us,” “our”, “we”, “Transportation” or the “Company” mean Patriot. We retained the name of Patriot Transportation Holding, Inc. post spin-off.

Basis of Presentation

The combined financial statements reflect the combined historical results of operations, financial position and cash flows and certain assets, liabilities and operating expenses of the Company and its subsidiaries on a stand-alone basis, as if such companies and accounts had been combined for all periods presented. These financial statements were derived from FRP's consolidated financial statements and accounting records. All significant intercompany transactions and accounts within the combined financial statements have been eliminated. The combined statements of income also include expense allocations for certain corporate functions historically performed by FRP, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. The allocations are based primarily on specific identification, headcount or computer utilization.

We believe the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses from FRP, are reasonable. However, these combined financial statements did not include all of the actual expenses that would have been incurred had we operated as a stand-alone company during the periods presented and may not reflect the combined results of operations, financial position and cash flows had we been operated as a stand-alone company during the periods presented. Actual costs that would have been incurred if we had operated as a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015. The accompanying combined financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and notes for year ended September 30, 2014 included in the Company’s Information Statement dated January 12, 2015 as filed as an exhibit to the Company's registration statement on Form 10.

(2) Recently Issued Accounting Standards. In January 2015, the FASB issued ASU 2015-01, "Income Statement—Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." This new guidance is effective for annual periods beginning on or after December 15, 2015 and interim periods within those years, with early adoption permitted.

(3) Long-Term debt. Long-term debt is summarized as follows (in thousands):

	December 31,	September 30,
	2014	2014
Revolving credit (uncollateralized)	$6,551	7,282

Until the completion of the Spin-off, the Company was permitted to borrow under FRP's credit agreement with Wells Fargo Bank, N.A. (the "FRP Credit Agreement"). As of December 31, 2014, $6,551,000 was borrowed under the FRP Credit Agreement related to the Company and $3,278,000 was outstanding under letters of credit issued relating to the Company. As of December 31, 2014, $31,676,000 was available for additional borrowing by FRP, and FRP was in compliance with all of its loan covenants. See Note 10 for a discussion of the Company's credit facilities after the Spin-off.

(4) Stock-Based Compensation Plans.

Participation in FRP Plans

As of December 31, 2014, the Company had no outstanding equity-based awards. Until completion of the Spin-off, the Company's directors, officers and key employees were eligible to participate in FRP's 2000 Stock Option Plan and the 2006 Stock Option Plan under which options for shares of common stock were granted to directors, officers and key employees. All compensation expense related to these plans for full-time employees of the Company has been fully allocated to the Company. For employees whose services cover both the Company and FRP, the Company records share-based compensation based on the estimated percentage of time spent by each management member providing services to the Company applied to the total share-based compensation of each employee.

The Company recorded the following stock compensation expense in its combined statements of income (in thousands):

	Three Months ended
	December 31,
	2014	2013
Stock option grants	$85	84
Annual director stock award	—	—
	$85	84

FRP Stock Option Information

A summary of changes in outstanding FRP stock options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at
October 1, 2014	247,830	$25.94	5.1	$2,663
Granted	31,215	$35.89		$442
Forfeited	(3,000)	$14.97		$(23)
Exercised	(8,100)	$18.12		$(71)
Outstanding at
December 31, 2014	267,945	$27.46	5.6	$3,011
Exercisable at
December 31, 2014	205,193	$25.80	4.7	$2,096
Vested during
three months ended
December 31, 2014	26,721			$309
9

The aggregate intrinsic value of exercisable FRP options was $2,777,000 and the aggregate intrinsic value of all outstanding in-the-money options was $3,207,000 based on the FRP market closing price of $39.21 on December 31, 2014 less exercise prices. Gains of $158,000 were realized by option holders of during the three months ended December 31, 2014. The realized tax benefit from options exercised for the three months ended December 31, 2014 was $61,000. The unrecognized compensation cost to FRP of options granted but not yet vested as of December 31, 2014 was $893,000, which is expected to be recognized over a weighted-average period of 3.9 years.

Treatment of FRP Stock Options in the Spin-off

In the Spin-off, all of the outstanding FRP stock options described above generally will be replaced with (i) an option to purchase shares of common stock of FRP and (ii) an option to purchase shares of common stock of Patriot. The exercise price and number of shares subject to each stock option will be adjusted in order to preserve the intrinsic value of the original FRP stock option as measured immediately before the Spin-off. The intrinsic value of the replacement options generally will be allocated between the adjusted FRP options and the newly issued Patriot stock options based on the relative market capitalizations of FRP and Patriot at the time of, or immediately after the Spin-off. These adjustments may result in some additional compensation expense.

(5) Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 means the use of quoted prices in active markets for identical assets or liabilities. Level 2 means the use of values that are derived principally from or corroborated by observable market data. Level 3 means the use of inputs that are unobservable and significant to the overall fair value measurement.

As of December 31, 2014 the Company had no assets or liabilities measured at fair value on a recurring basis or non-recurring basis. The fair value of all financial instruments approximates the carrying value due to the short-term nature of such instruments. We believe the fair value of the allocated outstanding debt obligations approximate their carrying value as the related debt agreements reflect present market terms and as certain debt obligations contain certain interest rates that reset periodically based on current market indices.

(6) Contingent liabilities. The Company is involved in litigation on a number of matters and are subject to certain claims which arise in the normal course of business. The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage. There is a reasonable possibility that the Company’s estimate of vehicle and workers’ compensation liability may be understated or overstated but the possible range cannot be estimated.

The liability at any point in time depends upon the relative ages and amounts of the individual open claims. In the opinion of management, none of these matters are expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(7) Concentrations. The Company primarily serves customers in the petroleum industry in the Southeastern U.S. Significant economic disruption or downturn in this geographic region or these industries could have an adverse effect on our financial statements.

During the first three months of fiscal 2015, the Company’s ten largest customers accounted for approximately 60.3% of the revenue. One of these customers accounted for 22.2% of the revenue. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income. Accounts receivable from the ten largest customers was $4,443,000 and $4,075,000 at December 31, 2014 and September 30, 2014 respectively.

The Company places its cash and cash equivalents with high credit quality institutions. At times, such amounts may exceed FDIC limits.

(8) Pipeline Business Acquisition. FRP acquired certain assets of Pipeline Transportation, Inc. on November 7, 2013 for $10,023,000. Pipeline’s operations have been conducted in the Florida and Alabama markets and are included in the Company’s combined operating results subsequent to the acquisition date. For the twelve month period ending June 30, 2013, Pipeline had gross revenues of just over $16,500,000.

The Company has accounted for this acquisition in accordance with the provisions of ASC 805, Business Combinations (ASC 805). The Company has allocated the purchase price of the business, through the use of a third party valuations and management estimates, based upon the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Consideration:
Fair value of consideration transferred (cash paid)	$(10,023)

Acquisition related costs expensed	$75

Recognized amounts of identifiable assets acquired and liabilities assumed:
Property and equipment	$3,397
Prepaid tires and other prepaid assets	276
Customer relationships	4,004
Trade name	72
Non-compete agreement	62
Vacation liability assumed	(132)

Total identifiable net assets assumed	$7,679
Goodwill	2,344
Total	$10,023
11

The goodwill recorded resulting from the acquisition is tax deductible. The intangible assets acquired are reflected in the line Other assets, net on the combined balance sheets. In connection with the Pipeline acquisition, the Company assumed certain vehicle leases. As of December 31, 2014 these non-cancellable operating leases will require minimum annual rentals approximating $1,968,000 over the next 2.8 fiscal years.

(9) Unusual or Infrequent Items Impacting Quarterly Results. Operating profit includes an expense of $250,000 in the first quarter of fiscal 2015 for costs incurred related to the planned spin-off of the Company.

(10) Subsequent Events.

Spin-off of the Company

On January 30, 2015, FRP Holdings, Inc. completed the previously announced tax-free spin-off of the Company. The spin-off resulted in two independent, publicly traded companies, with the transportation business being spun off to shareholders as a newly-formed public company named Patriot Transportation Holding, Inc.. On January 30, 2015, FRP Holdings, Inc. shareholders received one share of the Company for every three shares of FRP Holdings, Inc. held as of the close of business on the record date of January 9, 2015.

Agreements with FRP

In order to effect the spin-off and govern our relationship with FRP Holdings, Inc. after the spin-off, we entered into a Separation and Distribution Agreement, a Tax Matters Agreement, an Employee Matters Agreement, and a Transition Services Agreement.

The Separation and Distribution Agreement governs the spin-off of the transportation business and the transfer of assets and other matters relating to our relationship with FRP Holdings, Inc.. The Separation and Distribution Agreement provides for cross-indemnities between FRP and the Company and establishes procedures for handling indemnification claims.

The Tax Matters Agreement governs the respective rights, responsibilities and delegations of FRP and the Company with respect to taxes, tax returns and certain other tax matters.

The Employee Matters Agreement generally allocates responsibilities to each company for liabilities relating to each Company’s current and former employees and allocated responsibilities under employee benefit plans.

The Transition Services Agreement sets forth the terms on which the Company will provide to FRP certain services that were shared prior to the spin-off, including the services of certain shared executive officers, for a period of 18 months after the spin-off.

Equity Incentive Plans

In the Spin-off, all of the outstanding FRP stock options described above generally will be replaced with (i) an option to purchase shares of common stock of FRP and (ii) an option to purchase shares of common stock of Patriot. The exercise price and number of shares subject to each stock option will be adjusted in order to preserve the intrinsic value of the original FRP stock option as measured immediately before the Spin-off. The intrinsic value of the replacement options generally will be allocated between the adjusted FRP options and the newly issued Patriot stock options based on the relative market capitalizations of FRP and Patriot at the time of, or immediately after the Spin-off. The adjusted stock options are subject to the same vesting conditions and other terms that applied to the original FRP award immediately prior to the spin-off, except as otherwise described above. These adjustments may result in some additional compensation expense.

New Credit Facilities

In connection with the spin-off, on January 30, 2015, we entered into a new five year credit agreement with Wells Fargo Bank N.A., that replaces FRP’s line of credit with Wells Fargo. The new credit agreement provides a $25 million revolving line of credit with a $10 million sublimit for stand-by letters of credit. The amounts outstanding under the credit agreement bear interest at a rate of 1.0% over LIBOR, which rate may change quarterly based on the Company’s ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment, which fee may change quarterly based on the ratio described above. The credit agreement contains certain conditions and financial covenants, including limitations on the payment of cash dividends that are based on the Company’s consolidated retained earnings. In connection with the new credit facilities, the Company assumed and refinanced approximately $5.1 million of indebtedness of FRP that was attributable to Patriot.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview – The Company’s transportation business, Florida Rock & Tank Lines, Inc. is engaged in hauling primarily petroleum and other liquids and dry bulk commodities in tank trailers. Approximately 82% of our business consists of hauling petroleum products to convenience stores, truck stops and fuel depots. The remaining 18% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of December 31, 2014, we employed 685 revenue-producing drivers who operated our fleet of 482 tractors and 588 trailers from our 21 terminals and 9 satellite locations in Florida, Georgia, Alabama, South Carolina, North Carolina and Tennessee.

Our industry is characterized by such barriers to entry as the time and cost required to develop the capabilities necessary to handle hazardous material, the resources required to recruit and train drivers, substantial industry regulatory and insurance requirements and the significant capital investments required to build a fleet of equipment and establish a network of terminals. Our industry experiences increased seasonal demand in periods of heightened driving activity in our markets.

Our ability to provide superior customer service at competitive rates and to operate safely and efficiently is important to our success in growing our revenues and increasing profitability. Our fundamental strategy is to increase business with our existing customers, particularly hypermarket and large convenience store chains, expand our service offerings and pursue strategic acquisitions. Our ability to execute this strategy depends on continuing our dedicated commitments to customer service and safety and continuing to recruit and retain qualified drivers.

Our base revenue for each delivery is generally calculated by multiplying a negotiated mileage based rate by the quantity of product delivered. These negotiated rates compensate us both for transporting the products as well as for loading and unloading time. Our additional revenue consists of fees for extra stops to load or unload, powered product unloading and toll costs and fuel surcharges that help us manage our fuel costs. The main factors that affect our revenue are the number of revenue miles, rates per mile, and the amount of fuel surcharges. Our revenue miles depend on the number of customer locations that we serve, the location of the bulk terminals where customers require us to load, specific customer demand and consumption of petroleum products in the markets we serve.

Our revenue per mile is determined by our customer rates but also is impacted by our average haul length. Due to the short haul nature of our business, a significant portion of the time involved in each delivery consists of loading and unloading product. Revenue per mile is higher on shorter hauls as loading and unloading time comprises a higher percentage of the delivery time. We load the fuel that we deliver at different bulk terminals designated by our customers based on conditions in the petroleum supply chain. Our haul length and our revenue per mile may vary on deliveries to the same customer location because some bulk terminals will be further away from the delivery location and our revenue per mile generally is higher on shorter hauls.

We incorporate fuel surcharges into our negotiated rates to help us manage our fuel expense. The amount of fuel surcharges typically takes into account changes in underlying diesel prices, although there is a time lag between fuel price fluctuations and changes to fuel surcharges. In recent years, some customer contracts have been modified to provide for reduced fuel surcharges but have base rates that factor in a larger fuel expense. As a result of this trend, fuel surcharges declined from 18.1% of our total revenue in fiscal 2011 to 17.8% in fiscal 2012 and 16.9% in fiscal 2013. Nevertheless, our total revenue per mile, including fuel surcharges, increased over these periods, increasing 3.5% from 2011 to 2012 and 1.0% from 2012 to 2013. Management monitors revenue per mile, which includes fuel surcharges, to analyze effective pricing trends.

Our operating costs primarily consist of the following:

•	Compensation and Benefits - Wages and employee benefits for our drivers and terminal and support personnel is the largest component of our operating costs. These costs are impacted by such factors as miles driven, driver pay increases, driver turnover and training costs and additional driver pay due to temporary out-of-town deployments to serve new business;
•	Fuel Expenses - Our fuel expenses will vary depending on miles driven as well as such factors as fuel prices (which can be highly volatile), the fuel efficiency of our fleet and the average haul length, which is impacted by variations in petroleum supply in our markets;
•	Operating and Repairs – This category consists of vehicle maintenance (excluding shop personnel), tire expense (including amortization of tire cost and road repairs), tolls, hiring costs, driver travel cost, driver hiring costs, site maintenance and other operating expenses. These expenses will vary based on such factors as miles driven, the age of our fleet, tire prices, driver availability and driver travel, business growth and inflation among others;
•	Insurance and Losses – This includes costs associated with insurance premiums, and the self-insured portion of liability, worker’s compensation, health insurance and cargo claims and wreck repairs. We work very hard to manage these expenses through our safety and wellness programs, but these expenses will
15

vary depending on the frequency and severity of accident and health claims, insurance markets and deductible levels;

•	Sales, General and Administrative Expenses - This category consists of the wages, bonus accruals, benefits, travel, vehicle and office costs for our administrative personnel as well as professional fees and amortization charges for intangible assets purchased in acquisitions of other businesses;
•	Depreciation Expense – Depreciation expense consists of the depreciation of the cost of fixed assets such as tractors and trailers over the life assigned to those assets. Amortization of intangible assets is included under the sales, general and administrative expense category. The amount of depreciation expense is impacted by equipment prices and the timing of new equipment purchases. We expect the cost of new tractors and trailers to continue to increase, impacting our future depreciation expense;
•	Rents, Tags and Utilities Expenses – This category consists of rents payable on leased facilities and leased equipment, federal highway use taxes, vehicle registrations, license and permit fees and personal property taxes assessed against our equipment, communications, utilities and real estate taxes;
•	Corporate Expenses – Corporate expenses consist of wages, bonus accruals, benefits, travel, vehicle and office costs for corporate executives, director fees, stock option expense and aircraft expense;
•	Gains/Loss on Equipment Sales - Our financial results for any period may be impacted by any gain or loss that we realize on the sale of used equipment and losses on wrecked equipment. We periodically sell used equipment as we replace older tractors and trailers. Gains or losses on equipment sales can vary significantly from period to period depending on the timing of our equipment replacement cycle, market prices for used equipment and losses on wrecked equipment.

Our profitability depends on our ability to control these expenses. The primary measure we use to evaluate our profitability is our operating ratio (our operating expenses as a percentage of our operating revenue).

The trucking industry has been experiencing a shortage of qualified drivers in recent years, and we expect this trend to continue. Driver shortages and attrition may result in our inability to serve existing business and to take on new business, may require us to increase compensation levels and may require us to incur out-of-town driver pay and driver housing costs to send some of our drivers temporarily to the market where we are experiencing a driver shortage. For example, in the first nine months of 2014, our financial results were adversely affected by the need to send drivers out-of-town to service new business and to address higher than expected driver turnover in the Pipeline acquisition that we completed in November 2013.

The Company acquired certain assets of Pipeline Transportation, Inc. on November 7, 2013 for $10,023,000. Pipeline’s operations have been conducted in the Florida and Alabama markets. For the twelve month period ending June 30, 2013, Pipeline had gross revenues of just over $16,500,000. In connection with the Pipeline acquisition, the Company assumed certain vehicle leases. These non-cancellable operating leases will require minimum annual rentals approximating $1,968,000 over the next 2.8 fiscal years.

The Company’s operations are influenced by a number of external and internal factors. External factors include levels of economic and industrial activity in the United States and the Southeast, driver availability and cost, regulations regarding driver qualifications and hours of service, petroleum product usage in the Southeast which is driven in part by tourism and commercial aviation, and fuel costs. Internal factors include revenue mix, capacity utilization, auto and workers’ compensation accident frequencies and severity, other operating factors, administrative costs, and group health claims experience. There is a reasonable possibility that the Company’s estimate of vehicle and workers’ compensation liability for the transportation group may be understated or overstated but the possible range cannot be estimated. The liability at any point in time depends upon the relative ages and amounts of the individual open claims. Financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year.

Financial Highlights of the First Quarter 2015

• Net income improved to $1,102,000, a 48.9% improvement over the first quarter of fiscal 2014.

• Operating profit was positively impacted by lower fuel costs and improved revenue per mile, partly offset by spin-off costs and higher health claims.

• Spin-off costs of $250,000 were incurred during the quarter.

• The Spin-off was completed on January 30, 2015 when FRP Holdings, Inc. (FRP) distributed all of the outstanding stock of the Company to FRP's shareholders as of the record date of January 9, 2015. FRP’s shareholders received one share of Patriot (stock symbol PATI) for every three shares owned of FRP resulting in 3,242,523 of Patriot outstanding. Starting with the March 10Q this basic outstanding number of shares will be used to calculate this quarter’s basic and diluted earnings per share which will be $0.34.

Comparative Results of Operations for the Three months ended December 31, 2014 and 2013

	Three months ended December 31
(dollars in thousands)	2014	%	2013	%

Revenues:
Transportation revenue	$27,292	86.0%	26,490	83.9%
Fuel surcharges	4,425	14.0%	5,101	16.1%
Total Revenues	31,717	100.0%	31,591	100.0%

Cost of operations:
Compensation and benefits	11,983	37.8%	11,596	36.7%
Fuel expenses	6,005	18.9%	7,283	23.1%
Operating & repairs	2,951	9.3%	3,149	10.0%
Insurance and losses	2,839	9.0%	2,475	7.8%
Depreciation expense	2,108	6.6%	1,968	6.2%
Rents, tags & utilities	941	3.0%	771	2.4%
Sales, general & administrative	2,322	7.3%	2,386	7.6%
Corporate expenses	919	2.9%	711	2.3%
(Gain) Loss on equipment sales	(184)	-0.6%	15	0.0%
Total cost of operations	29,884	94.2%	30,354	96.1%

Total operating profit	$1,833	5.8%	1,237	3.9%

Interest income and other	—	0.0%	—	0.0%
Interest expense	(26)	-0.1%	(23)	-0.1%

Income before income taxes	1,807	5.7%	1,214	3.8%
Provision for income taxes	705	2.2%	474	1.5%

Net income	$1,102	3.5%	740	2.3%

Revenues increased .4% over the first quarter of fiscal 2015 as revenue miles, loads and average haul length were essentially flat quarter over quarter. Revenue per mile increased 0.4% over the same period last year due to improved rates mostly offset by lower fuel surcharge revenue as a result of the falling price of diesel fuel.

Fuel surcharge revenue decreased 2.1% as a percentage of total revenue due to fuel surcharge adjustments based on the lower cost of diesel fuel. With diesel fuel prices declining in the first quarter, the Company benefitted from the time delay between fuel price changes and the effective date of the fuel surcharge adjustments. We continued to increase our business with customers with higher base rates and lower fuel surcharges. We believe that it is generally not meaningful to compare changes in fuel surcharge revenue as a percentage of total revenue between reporting periods. Management monitors revenue per mile, which includes fuel surcharges, to analyze effective pricing trends.

Our operating ratio in the first quarter of fiscal 2015 improved to 94.2% compared to 96.1% in the same period last year. The lower operating ratio was attributable to the increase in revenue per mile and a 4.2% decrease in fuel expense as a percentage of revenue. The average price paid per gallon of diesel fuel decreased by 16.8% over the same period in 2014. Fuel expense net of fuel surcharge revenue was down $602,000 or 1.9% of revenue. The quarter also was impacted by the following expense changes:

• Compensation and benefits increased 1.1% as a percentage of revenues due to $122,000 higher driver training pay and increased terminal support wages.

• Operating and repairs expenses decreased .7% as a percentage of revenues due primarily to a $30,000 decrease in driver travel and housing costs for out-of-town drivers and $98,000 decrease in rigging expense related to the Pipeline acquisition.

• Insurance and losses increased 1.2% as a percentage of revenues due to $201,000 higher health insurance claims, higher liability premiums and higher actuary estimates of losses.

• Depreciation, rents, tags and utilities increased 1.0% as a percentage of revenue due primarily to the higher cost of new tractors and the addition of leased tractors in the Pipeline acquisition.

• Sales, general and administrative and allocated corporate increased .3% as a percent of revenue primarily due to the allocation of $250,000 of spin-off related costs.

• Gains on equipment sales increased ..6% as a percentage of revenues during the quarter primarily due to the same quarter last year including losses on wrecked equipment.

Liquidity and Capital Resources. The growth of the Company’s businesses requires significant cash needs. The Company expects to meet short-term and long-term liquidity requirements through internally generated cash flow and borrowings on our unsecured revolving credit facility. We believe that these sources will be adequate to fund our operations and anticipated long-term funding requirements, including capital expenditures and repayment of debt maturities.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Three Months Ended December 31,
	2014	2013
Total cash provided by (used for):
Operating activities	$3,534	1,005
Investing activities	(2,193)	(15,184)
Financing activities	(1,341)	14,179
Increase (decrease) in cash and cash equivalents	$—	$—
19

Operating Activities - Net cash provided by operating activities (as set forth in the cash flow statement) was $3,534,000 for the three months ended December 31, 2014, and $1,005,000 for the comparable period in 2014. The total of net income plus depreciation, depletion and amortization less gains on sales of property and equipment increased $397,000 versus the same period last year. These changes are described above under "Comparative Results of Operations." Net cash flow provided by operating activities was negatively impacted in the same quarter last year by an increase of $2,194,000 of accounts receivable primarily related to the growth in revenues.

Investing Activities – Investing activities (as set forth in the cash flow statement) include the purchase of property and equipment, any business acquisitions and proceeds from disposals of these assets. For the first three months ended December 31, 2014, we spent $2,193,000 on property and equipment net of proceeds from retirements. We spent $15,184,000 in the three months ended December 31, 2013 including $5,161,000 on property and equipment net of disposals and $10,023,000 for the Pipeline acquisition.

Financing Activities – Financing activities (as set forth in the cash flow statement) primarily include changes to debt including changes in bank overdrafts. For the first three months ended December 31, 2014 we used $1,341,000 to pay down debt. During the three months ended December 31, 2013, we borrowed $14,179,000 primarily to purchase Pipeline, fund Pipeline receivables and to purchase a larger amount of property and equipment than the usual quarterly expenditures. Our Revolver debt decreased $7,190,000 compared to the balance at December 31, 2013.

Credit Facilities - In connection with the spin-off, on January 30, 2015, we entered into a new five year credit agreement with Wells Fargo Bank N.A., that replaces FRP’s line of credit with Wells Fargo. The new credit agreement provides a $25 million revolving line of credit with a $10 million sublimit for stand-by letters of credit. The amounts outstanding under the credit agreement bear interest at a rate of 1.0% over LIBOR, which rate may change quarterly based on the Company’s ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment, which fee may change quarterly based on the ratio described above. The credit agreement contains certain conditions and financial covenants, including limitations on the payment of cash dividends that are based on the Company’s consolidated retained earnings. In connection with the new credit facilities, The Company assumed and refinanced approximately $5.1 million of indebtedness of FRP that was attributable to Patriot.

On January 8, 2015 the Company received a written commitment from Branch Banking and Trust Company (BB&T) to lend up to $25 million under a two (2) year revolver to be secured by a portion of the Company’s rolling stock. This facility contains a provision which automatically converts any draws under the revolver into five year term loans. We expect to close on this facility in the second quarter of this fiscal year.

Cash Requirements - The Company currently expects its fiscal 2015 capital expenditures to be approximately $11,312,000 for expansion and replacement equipment. On February 4, 2015, the Board of Directors authorized the Executive Committee to repurchase up to $5,000,000 of the Company’s common stock from time to time as opportunities arise. There is no present plan to repurchase stock. The Company does not currently pay any cash dividends on common stock.

While the Company is affected by environmental regulations, such regulations are not expected to have a major effect on the Company’s capital expenditures or operating results.

Summary and Outlook. Revenues for the first three months of fiscal 2015 increased $126,000 or .4% over the first three months of 2014, profit from the falling fuel cost more than offset high health claims and spin-off costs. We were able to haul the same number of loads and miles with less drivers. Hiring and retaining drivers is still a challenge and a key area of focus for our team.

The Spin-off was completed on January 30, 2015 when FRP Holdings, Inc. (FRP) distributed all of the outstanding stock of the Company to FRP's shareholders as of the record date of January 9, 2015. FRP’s shareholders received one share of Patriot (stock symbol PATI) for every three shares owned of FRP resulting in 3,242,523 of Patriot outstanding. Starting with the March 10Q this basic outstanding number of shares will be used to calculate this quarter’s basic and diluted earnings per share which will be $0.34. The calculation of diluted shares outstanding for periods after January 2015 will take into account stock options outstanding and other changes to the number of shares outstanding. We will publish to our website www.patriottrans.com in the near future information on allocation of shareholder tax basis to Patriot stock received in the spin-off.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the FRP Credit Agreement. Under the FRP Credit Agreement, the applicable margin for borrowings at December 31, 2014 was 1.0%. The applicable margin for such borrowings will be reduced or increased in the event that our debt to capitalization ratio as calculated under the Credit Agreement Facility exceeds a target level.

At December 31, 2014 a 1% increase in the current per annum interest rate would result in $65,515 of additional interest expense during the next 12 months. The foregoing calculation assumes an instantaneous 1% increase in the rates under the Credit Agreement and that the principal amount under the Credit Agreement is the amount outstanding as of December 31, 2014. The calculation therefore does not account for the differences in the market rates upon which the interest rates of our indebtedness are based or possible actions, such as prepayment, that we might take in response to any rate increase.

Commodity Price Risk - The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a significant portion of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In the first quarter of fiscal 2015 and 2014, a significant portion of fuel costs was covered through fuel surcharges.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

The Company also maintains a system of internal accounting controls over financial reporting that are designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving the desired control objectives.

As of December 31, 2014, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in FRP Holdings, Inc.’s Information Statement dated January 12, 2015 as filed with a Form 8-K on January 13, 2015, which could materially affect our business, financial condition or future results. The risks described in our Information Statement are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

(c)
Total
Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
October 1
Through
October 31	—	$—	—	$-

November 1
Through
November 30	—	$—	—	$-

December 1
Through
December 31	—	$—	—	$-

Total	—	$	—

(1) On February 4, 2015, the Board of Directors authorized the Executive Committee to repurchase up to $5,000,000 of the Company’s common stock from time to time as opportunities arise. There is no present plan to repurchase stock.

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 25.
23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 5, 2015             PATRIOT TRANSPORTATION HOLDING, INC.

                             Thompson S. Baker II

                        Thompson S. Baker II

                        President and Chief Executive

                        Officer

                        John D. Milton, Jr.

                        John D. Milton, Jr.

                        Executive Vice President, Treasurer,

                        Secretary and Chief

                        Financial Officer

                        John D. Klopfenstein

                        John D. Klopfenstein

                        Controller and Chief

                        Accounting Officer

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2014

EXHIBIT INDEX

(14)	Financial Code of Ethical Conduct between the Company, Chief Executive Officers and Financial Managers, as adopted on February 4, 2015, which is available on the Company’s website at www.patriottrans.com.
(31)(a)	Certification of Thompson S. Baker II.
(31)(b)	Certification of John D. Milton, Jr.
(31)(c)	Certification of John D. Klopfenstein.
(32)	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
25