Form 10-Q
period 2015-03-31
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2015-05-15
CIK 1616741

c

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [x]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2015
Common Stock	3,265,804

1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2015

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED BALANCE SHEETS

(Unaudited) (In thousands)

	March 31,	September 30,
Assets	2015	2014
Current assets:
Cash and cash equivalents	$—	—
Accounts receivable (net of allowance for
doubtful accounts of $135 and $155, respectively)	7,709	7,119
Inventory of parts and supplies	853	895
Prepaid tires on equipment	1,992	2,048
Prepaid taxes and licenses	531	754
Prepaid insurance	443	789
Prepaid expenses, other	95	80
Total current assets	11,623	11,685

Property and equipment, at cost	96,672	97,071
Less accumulated depreciation	55,503	54,897
Net property and equipment	41,169	42,174

Goodwill	3,431	3,431
Intangible assets, net	1,571	3,812
Other assets, net	13	32
Total assets	$57,807	61,134

Liabilities and Net Investment
Current liabilities:
Accounts payable	$2,821	3,288
Bank overdraft	539	933
Federal and state income taxes payable	681	129
Deferred income taxes	25	345
Accrued payroll and benefits	4,766	3,937
Accrued insurance	1,270	1,186
Accrued liabilities, other	353	518
Total current liabilities	10,455	10,336

Long-term debt	3,179	7,282
Deferred income taxes	7,732	8,579
Accrued insurance	1,439	1,393
Other liabilities	788	822
Total liabilities	23,593	28,412
Commitments and contingencies (Note 8)	—	—
Shareholders’ Equity/Net investment:
Preferred stock, 5,000,000 shares authorized,
of which 250,000 shares are designated Series A
Junior Participating Preferred Stock; $0.01 par
value; none issued and outstanding	—	—
Common stock, $.10 par value; (25,000,000 shares
authorized; 3,265,804 shares issued and
outstanding at March 31, 2015)	327	—
Capital in excess of par value	34,603	—
Net investment by Parent	—	32,669
Accumulated deficit	(769)	—
Accumulated other comprehensive income, net	53	53
Total shareholders’ equity/net investment	34,214	32,722
Total liabilities and shareholders’ equity/net investment	$57,807	61,134

See notes to consolidated and combined financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,		MARCH 31,
	2015	2014	2015	2014
Revenues:
Transportation revenues	$27,093	26,800	$54,385	53,290
Fuel surcharges	2,644	5,100	7,069	10,201
Total revenues	29,737	31,900	61,454	63,491

Cost of operations:
Compensation and benefits	11,773	11,816	23,756	23,412
Fuel expenses	4,861	7,647	10,866	14,930
Repairs & tires	1,906	2,031	3,720	3,877
Other operating	988	1,423	2,125	2,726
Insurance and losses	2,778	2,563	5,617	5,038
Depreciation expense	2,124	2,063	4,232	4,031
Rents, tags & utilities	954	1,006	1,895	1,777
Sales, general & administrative	2,314	2,132	4,636	4,518
Corporate expenses	1,132	833	2,051	1,544
Intangible asset impairment	2,074	0	2,074	0
Gain on equipment sales	(614)	(106)	(798)	(91)
Total cost of operations	30,290	31,408	60,174	61,762

Total operating (loss) profit	(553)	492	1,280	1,729

Interest income and other	—	—	—	—
Interest expense	(23)	(35)	(49)	(58)

Income before income taxes	(576)	457	1,231	1,671
Provision for income taxes	(225)	178	480	652

Net (loss) income	$(351)	279	$751	1,019

Comprehensive (loss) Income	$(351)	279	$751	1,019

Earnings (loss) per common share:
Net (loss) Income-
Basic	(0.11)	0.09	0.23	0.31
Diluted	(0.11)	0.09	0.23	0.31

Number of shares (in thousands) used in computing:
-basic earnings per common share	3,261	3,243	3,261	3,243
-diluted earnings per common share	3,261	3,243	3,269	3,243

See notes to consolidated and combined financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2015 AND 2014

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$751	1,019
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,782	4,565
Intangible asset impairment	2,074	—
Deferred income taxes	(1,167)	(185)
Gain on sale of equipment and property	(818)	(91)
Stock-based compensation	487	480
Net changes in operating assets and liabilities:
Accounts receivable	(590)	(1,787)
Inventory of parts and supplies	43	24
Prepaid expenses and other current assets	609	822
Other assets	(28)	(4)
Accounts payable and accrued liabilities	281	(964)
Income taxes payable and receivable	552	(539)
Long-term insurance liabilities and other long-term
Liabilities	12	63
Net cash provided by operating activities	6,988	3,403

Cash flows from investing activities:
Purchase of property and equipment	(3,796)	(5,744)
Business acquisition	—	(10,023)
Proceeds from the sale of property, plant and equipment	1,051	604
Net cash used in investing activities	(2,745)	(15,163)

Cash flows from financing activities:
Decrease in bank overdrafts	(394)	(161)
Proceeds from borrowing on revolving credit facility	21,952	20,145
Payments on revolving credit facility	(26,055)	(8,300)
Excess tax benefits from exercise of stock options	246	—
Proceeds from exercised stock options	109	—
Net (distributions to) contributions from Parent	(101)	76
Net cash (used in) provided by financing activities	(4,243)	11,760

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of the period	$—	—

The Company recorded non-cash transactions for vacation liability of the Pipeline business acquisition of $132 in the first six months of fiscal 2014. The Company recorded a non-cash, impairment charge related to the customer relationship intangible asset recorded resulting from the Pipeline acquisition of $2,074 during the second quarter of fiscal 2015.

See notes to consolidated and combined

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

(1) Description of Business and Basis of Presentation.

Description of Business

Spin-off Transaction. On December 30, 2014, the board of directors of FRP Holdings, Inc. ("FRP" or “Parent”) approved a plan to separate its real estate and transportation businesses into two independent publicly traded companies through the tax-free spin-off (the “Spin-off") of a newly-formed company that retained FRP’s transportation business and the corporate name Patriot Transportation Holding, Inc., (the "Company" or "Patriot"). We filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission ("SEC") that was declared effective on January 12, 2015. The Spin-off was completed on January 30, 2015 when FRP distributed all of the outstanding stock of the Company to FRP's shareholders as of the record date of January 9, 2015. FRP’s shareholders received one share of Patriot (stock symbol “PATI”) for every three shares of FRP owned on the record date resulting in 3,242,524 of Patriot shares outstanding on the distribution date. Following the separation, Patriot is an independent, publicly traded company, and FRP retains no ownership in Patriot.

Unless otherwise stated or the context otherwise indicates, all references in these consolidated and combined financial statements to “us,” “our”, “we”, “Transportation” or the “Company” mean Patriot subsequent to the Spin-off.

Company’s Business. The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc. is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul. Approximately 82% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customer’s retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our Customer’s fuel storage tanks for ultimate consumption by the retail consumer. The remaining 18% of our business consists of picking up and delivering our customer’s dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of March 31, 2015, we employed 696 revenue-producing drivers who operated our fleet of 477 tractors and 565 trailers from our 21 terminals and 9 satellite locations in Florida, Georgia, Alabama, South Carolina, North Carolina and Tennessee.

Basis of Presentation

Patriot Transportation Holding, Inc. was incorporated on August 5, 2014. In connection with its organization, Patriot issued 100 shares of common stock to FRP on December 3, 2014, issued an additional 3,242,424 shares of common stock to FRP on January 28, 2015 in preparation for the Spin-off. Patriot was formed solely in contemplation of the Spin-off and until the separation was completed on January 30, 2015, it had not commenced operations and had no material assets, liabilities, or commitments.

Accordingly, the accompanying consolidated and combined financial statements presented prior to the Spin-off reflect the historical results of operations, financial position and cash flows and certain assets, liabilities and operating expenses of the Company and its subsidiaries on a stand-alone basis, as if such companies and accounts had been consolidated and combined for the historical periods presented prior to the Spin-off. These financial statements were derived from FRP's consolidated financial statements and accounting records. The consolidated and combined statements of operations include expense allocations for certain corporate functions performed by FRP during the periods prior to the Spin-off, including general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. The amounts allocated to the Company for these items are based primarily on specific identification, headcount or computer utilization. Going forward, these functions will be performed by the Company. Additionally, the Company will provide most of these services to FRP under a Transition Services Agreement (see Note 3) initially on an annual basis. This Agreement provides for reimbursement of the costs of those services by FRP to the Company. As a result, corporate expense in our Company’s financial statements will be shown net of the reimbursements we receive from FRP for these services. All significant intercompany transactions and accounts within the consolidated and combined financial statements have been eliminated.

We believe the assumptions underlying the consolidated and combined financial statements, including the historical allocated charges for general corporate functions provided by FRP, are reasonable. However, these consolidated and combined financial statements do not include all of the actual expenses that would have been incurred had we actually operated as a stand-alone public company (e.g. NASDAQ listing fees, etc.) during the periods prior to the Spin-off and therefore do not reflect the actual consolidated and combined results of operations, financial position and cash flows had we been operated as a stand-alone public company during those periods.

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three and six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015. The accompanying consolidated and combined financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2014 included in the Company’s Information Statement dated January 12, 2015 as filed as an exhibit to the Company's registration statement on Form 10.

(2) Recently Issued Accounting Standards. In January 2015, the FASB issued ASU 2015-01, "Income Statement—Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." This guidance is effective for annual periods beginning on or after December 15, 2015 and interim periods within those years, with early adoption permitted. We do not expect the adoption of this guidance will have a material impact on our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which relates to the financial statement presentation of debt issuance costs. This guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. The guidance is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted and will only result in a change in presentation of these costs on our balance sheets.

(3) Related Party Agreements with FRP. In order to effect the Spin-off and govern our relationship with FRP Holdings, Inc. after the Spin-off, we entered into an Employee Matters Agreement and a Transition Services Agreement. The Employee Matters Agreement generally allocates responsibilities to each company for liabilities relating to each Company’s current and former employees and allocated responsibilities under employee benefit plans. The Transition Services Agreement sets forth the terms on which the Company will provide to FRP certain services that were shared prior to the Spin-off, including the services of certain shared executive officers, for a period of 12 or more months after the Spin-off.

The consolidated and combined statements of operations reflect charges and/or allocation to FRP Holdings, Inc. for these services of $643,000 and $890,000 for the three months ended March 31, 2015 and 2014, and $1,437,000 and $1,497,000 for the six months ended March 31, 2015 and 2014, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as a reduction to corporate expenses.

To determine these allocations between FRP and Patriot, we generally employed the same methodology historically used by the Company pre Spin-off to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis as the terms were negotiated while Patriot was still a subsidiary of FRP.

(4) Long-Term debt. The Company’s long-term debt is summarized as follows (in thousands):

	March 31,	September 30,
	2015	2014
Revolving credit (uncollateralized)	$3,179	7,282

Prior to the Spin-off, the Company was permitted to borrow under FRP's credit agreement with Wells Fargo Bank, N.A. (the "FRP Credit Agreement"). On January 30, 2015, the Company entered into a new $25 million, five year, revolving credit agreement with Wells Fargo Bank, N.A. and assumed and refinanced $5.1 million then outstanding on the FRP Credit Agreement onto this new revolver. As of March 31, 2015, we had $3,179,000 borrowed on this revolver, $3,278,000 outstanding under letters of credit and $18,543,000 available for additional borrowings and the Company was in compliance with all of its loan covenants.

(5) Earnings per share. Basic earnings per common share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per common share are based on the weighted average number of common shares and potential dilution of securities that could share in earnings. The differences between basic and diluted shares used for the calculation are the effect of employee and director stock options.

On January 30, 2015, 3,242,524 shares of our common stock were distributed to the shareholders of FRP in connection with the Spin-off and distribution.  For comparative purposes, we have assumed this amount to be outstanding as of the beginning of each period prior to the Spin-off and distribution presented in the calculation of weighted average shares outstanding.

The following details the computations of the basic and diluted earnings (loss) per common share (dollars in thousands, except per share amounts):

	Three Months ended		Six Months ended
	March 31,		March 31,
	2015	2014	2015	2014
Weighted average common shares
outstanding during the period
- shares used for basic (loss)
earnings per common share	3,261	3,243	3,261	3,243

Common shares issuable under
share based payment plans
which are potentially dilutive	—	—	8	—

Common shares used for diluted
earnings per common share	3,261	3,243	3,269	3,243

Net (loss) income	$(351)	279	751	1,019

Earnings (loss) per common share:
-basic	$(0.11)	0.09	0.23	0.31
-diluted	$(0.11)	0.09	0.23	0.31

For the three and six months ended March 31, 2015, 35,173 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months and six months ended March 31, 2014, all outstanding stock options were included in the calculation of diluted earnings per share because the exercise prices of the stock options were lower than the average price of the common shares, and therefore were dilutive.

(6) Stock-Based Compensation Plans.

Participation in FRP Plans

The Company's directors, officers and key employees are eligible to participate in FRP's 2000 Stock Option Plan and the 2006 Stock Option Plan under which options for shares of common stock were granted to directors, officers and key employees. All related compensation expense has been fully allocated to the Company (rather than FRP) and included in corporate expenses. Corporate expense also reflects an offsetting credit for the Transition

Services Agreement allocation to FRP. All outstanding options held by company directors, officers and key employees on January 30, 2015 were cancelled and replaced by an equal number of FRP options at 75.14% of the previous exercise price based upon the market value of FRP less the when issued market value of the Company on that day.

Patriot Incentive Stock Plan

In January, 2015 the Board of Directors of the Company adopted the Patriot Transportation Holding, Inc. Incentive Stock Plan. Grants were issued based upon all outstanding FRP options held by company directors, officers and key employees on January 30, 2015 with the same remaining terms. The grants were based upon the FRP options outstanding at 24.86% of the previous exercise price based upon the when issued market value of the Company compared to the market value of FRP on that day. Simultaneously, the number of shares were divided by 3 and the exercise price multiplied by 3 to adjust for the Spin-off distribution of 1 for 3 shares of FRP. The number of common shares available for future issuance was 194,405 at March 31, 2015.

Subsequent to Spin-off, the realized tax benefit pertaining to options exercised and the remaining compensation cost of options previously granted prior to the Spin-off will be recognized by FRP or Patriot based on the employment location of the related employee or director.

The Company recorded the following stock compensation expense for FRP and Patriot options (including allocations in periods prior to the Spin-off) in its consolidated and combined statements of operations (in thousands):

	Three Months ended		Six Months ended
	March 31,		March 31,
	2015	2014	2015	2014
Stock option grants	$59	47	144	131
Annual director stock award	343	349	343	349
	$402	396	487	480

A summary of Company stock options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Grants substituted on
January 30, 2015	91,315	$20.31	5.6	$254
Exercised	(9,000)	$12.08		$(17)
Outstanding at
March 31, 2015	82,315	$21.22	5.8	$237
Exercisable at
March 31, 2015	61,398	$20.08	4.9	$161
Vested during
three months ended
March 31, 2015	8,807			$25

The aggregate intrinsic value of exercisable Company options was $327,000 and the aggregate intrinsic value of all outstanding in-the-money options was $380,000 based on the Company’s market closing price of $24.97 on March 31, 2015 less exercise prices. Gains of $113,000 were realized by option holders during the six months ended March 31, 2015.

The realized tax benefit from Patriot option exercises during the six months ended March 31, 2015 was $44,000. The unrecognized compensation expense of Patriot options granted as of March 31, 2015 was $206,000, which is expected to be recognized over a weighted-average period of 3.7 years.

(7) Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 means the use of quoted prices in active markets for identical assets or liabilities. Level 2 means the use of values that are derived principally from or corroborated by observable market data. Level 3 means the use of inputs that are unobservable and significant to the overall fair value measurement.

As of March 31, 2015 the Company had no assets or liabilities measured at fair value on a recurring basis or non-recurring basis. The fair value of all Company financial instruments approximates their carrying value due to the short-term nature of such instruments. We believe the fair value of the revolver approximates the carrying value as (i) the related debt agreement reflects present market terms and (ii) is based on interest rates that reset periodically based on then current market indices.

(8) Contingent liabilities. The Company is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business. The Company elects to retain certain self-insurance risks with respect to medical and workmen’s compensation claims and losses for third party liability and property damage. There is a reasonable possibility that the Company’s estimate of liability related to outstanding claims is understated or overstated but the possible range cannot be estimated. The liability at any point in time is determined by independent actuaries based upon the relative ages and amounts of the individual open claims. Management believes that the financial resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(9) Concentrations.

Market: The Company primarily serves customers in the petroleum industry in the Southeastern U.S. Significant economic disruption or downturn in this geographic region or within these industries could have an adverse effect on our financial statements.

Customers: During the first six months of fiscal 2015, the Company’s ten largest customers accounted for approximately 60.2% of our revenue and one of these customers accounted for 22.1% of our revenue. During the quarter, we were informed by one of these customers that we would not be able to retain a sizeable piece of their business going forward at the rates we quoted them during a competitive bid process. Management elected to let this business go and attempt to replace it with new business at better rates rather than to lower our quoted rates to retain that business. Accounts receivable from the ten largest customers was $4,462,000 and $4,075,000 at March 31, 2015 and September 30, 2014 respectively. The loss of any one of these ten customers could have a material adverse effect on the Company’s revenues and income.

Deposits: The Company places its cash and cash equivalents with high credit quality institutions. At times, such amounts may exceed FDIC limits.

(10) Pipeline Business Acquisition. The operations acquired from Pipeline Transportation, Inc. on November 7, 2013 for $10,023,000 are included in the Company’s consolidated and combined operating results subsequent to the acquisition date. The Company accounted for this acquisition in accordance with the provisions of ASC 805, Business Combinations (ASC 805) and allocated the purchase price of the business based upon the fair value of the assets acquired and liabilities assumed, using a third party valuation expert.

The goodwill recorded resulting from the acquisition amounted to $2,344,000 and is shown on the consolidated and combined balance sheets under Goodwill, and is amortizable for tax purposes. The other intangible assets acquired in the transaction are reflected in the line Intangible assets, net on the consolidated and combined balance sheets. In connection with the Pipeline acquisition, the Company assumed certain vehicle leases. As of March 31, 2015 these non-cancellable operating leases will require minimum annualized rental payments approximating $1,678,000 for the next 2.6 fiscal years.

The Company recorded an impairment charge related to the recorded customer relationship intangible asset resulting from the Pipeline acquisition of $2,074,000, with an after tax impact to net income of $1,265,000, in its consolidated and combined financial statements for the quarter ended March 31, 2015. The impairment charge was calculated utilizing the assistance of a third party valuation expert. The Company's conclusion that an impairment charge was necessary in second quarter 2015 was a the result of (i) the loss of certain Pipeline customers over the course of the first six months of calendar 2014, and then (ii) the notification from another customer during the current quarter that we would not be able to retain a sizeable piece of the business we acquired from Pipeline at the rates we quoted them during a competitive bid process.

(11) Unusual or Infrequent Items Impacting Quarterly Results.

An impairment charge of $2,074,000 was recorded in second quarter 2015 related to the recorded customer relationship intangible asset fair value pertaining to the Pipeline acquisition in November 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial information and related notes that appear in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following discussion also includes certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission (“Regulation G”) to supplement the financial results as reported in accordance with GAAP. The non-GAAP financial measures discussed below include adjusted net income, adjusted operating profit and adjusted operating ratio. These non-GAAP financial measures exclude the intangible asset impairment charge incurred in the quarter. Patriot uses these metrics to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, substitutes for GAAP financial measures. Refer to “Non-GAAP Financial Measures” below in this Quarterly Report on Form 10-Q for a more detailed discussion, including reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

Overview – On January 30, 2015, FRP Holdings, Inc. completed the previously announced tax-free Spin-off of the Company. In order to effect the Spin-off and govern our relationship with FRP Holdings, Inc. after the Spin-off, we entered into a Separation and Distribution Agreement, a Tax Matters Agreement, an Employee Matters Agreement, and a Transition Services Agreement. The Transition Services Agreement sets forth the terms on which the Company will initially provide certain services to FRP that were previosuly shared prior to the Spin-off, including but not limited to, executive management, accounting, IT and HR services.

The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customer’s products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 82% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customer’s fuel storage tanks for ultimate sale to the retail consumer. The remaining 18% of our business consists of hauling our customer’s dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of March 31, 2015, we employed 696 revenue-producing drivers who operated our fleet of 477 tractors and 565 trailers from our 21 terminals and 9 satellite locations in Florida, Georgia, Alabama, South Carolina, North Carolina and Tennessee.  We experience increased seasonal demand in the spring and summer months in most of our markets.

Our industry is characterized by such barriers to entry as the time and cost required to develop the capabilities necessary to handle hazardous material, the resources required to recruit, train and retain drivers, substantial industry regulatory and insurance requirements and the significant capital investments required to build a fleet of equipment and establish a network of terminals.

Our ability to provide superior customer service at competitive rates and to operate safely and efficiently is important to our success in growing our revenues and increasing profitability. Our focus is to grow our profitability by executing on our key strategies of (i) increasing our business with existing and new customers, particularly hypermarket and large convenience store chains, that are willing to compensate us for our ability to safely provide superior, reliable service which in turn facilitates their ability to grow their footprint and market share, (ii) expanding our service offerings with respect to dry bulk and chemical products particularly in markets where we already operate terminals, and (iii) pursuing strategic acquisitions. Our ability to execute this strategy depends on continuing our dedicated commitments to customer service and safety and continuing to recruit and retain qualified drivers.

Our industry is experiencing a severe driver shortage. While we have been able to grow our driver count significantly over the past few years, we saw our average driver count drop slightly from the same quarter last year due in large part to our turnover rate rising to historically high levels. Our management team is keenly focused on continuing to grow our driver count and retain those drivers at the levels we have historically achieved such that we can continue to service our existing customers and take on new business as those opportunities arise. We are working with two national firms to help us improve specifically in the areas of driver hiring and retention.

There are several opportunities available today in our markets that will allow us to execute on our growth strategy so long as we can find, hire and retain qualified drivers to meet the demands of these opportunities. We believe the tighter driver market has and will continue to provide us with opportunities to capture new business. We are willing to let certain lower priced business go in this environment with the belief that we can use that as an opportunity to grow our business with the customers willing to pay for our reliability and superior customer service.

Our base revenue for each delivery is generally calculated by multiplying a negotiated mileage-based rate by the quantity of product delivered. These negotiated rates compensate us both for transporting the products as well as for loading and unloading time. Our additional revenue consists of fees for extra stops to load or unload, powered product unloading, toll cost reimbursements and fuel surcharges that help us manage our fuel costs. The main factors that affect our revenue are the number of revenue miles driven, rates per mile, quantity of products hauled and the amount of fuel surcharges.

Our base rates include a fixed amount to cover the cost of fuel on a particular load using an assumed price for diesel fuel. In addition, we have fuel surcharges in place with our customers that allow us to obtain full compensation for any additional fuel expense incurred when the price of diesel is above that assumed price. There is a time lag between fuel price fluctuations and changes to fuel surcharges to our customers. In a rapidly rising price environment this time lag can negatively impact the Company’s financial results and in a rapidly declining price environment this time lag can positively impact the Company’s financial results. In recent years, some customer contracts have been modified to provide for reduced fuel surcharges but have been adjusted such that the base rates factor in a larger fuel expense to the customer. As a result of this trend, and the recent decline in the price of diesel, fuel surcharges have been declining as a percentage of our total revenue.

Our operating costs primarily consist of the following:

•	Compensation and Benefits - Wages and employee benefits for our drivers and terminal support personnel is the largest component of our operating costs. These costs are impacted by such factors as miles driven, driver pay increases, driver turnover and training costs and additional driver pay due to temporary out-of-town deployments to serve new business;

•	Fuel Expenses - Our fuel expenses will vary depending on miles driven as well as such factors as fuel prices (which can be highly volatile), the fuel efficiency of our fleet and the average haul length;

•	Repairs and Tires – This category consists of vehicle maintenance and repairs (excluding shop personnel) and tire expense (including amortization of tire cost and road repairs). These expenses will vary based on such factors as miles driven, the age of our fleet, and tire prices.

•	Other Operating Expenses – This category consists of tolls, hiring costs, out-of-town driver travel cost, driver hiring
18

costs, site maintenance and other operating expenses. These expenses will vary based on such factors as, driver availability and out-of-town driver travel requirements, business growth and inflation among others;

•	Insurance and Losses – This includes costs associated with insurance premiums, and the self-insured portion of liability, worker’s compensation, health insurance and cargo claims and wreck repairs. We work very hard to manage these expenses through our safety and wellness programs, but these expenses will vary depending on the frequency and severity of accident and health claims, insurance markets and deductible levels;

•	Sales, General and Administrative Expenses - This category consists of the wages, bonus accruals, benefits, travel, vehicle and office costs for our administrative personnel as well as professional fees and amortization charges for intangible assets purchased in acquisitions of other businesses;

•	Depreciation Expense – Depreciation expense consists of the depreciation of the cost of fixed assets such as tractors and trailers over the life assigned to those assets. Amortization of intangible assets is included under the sales, general and administrative expense category. The amount of depreciation expense is impacted by equipment prices and the timing of new equipment purchases. We expect the cost of new tractors and trailers to continue to increase, impacting our future depreciation expense;

•	Rents, Tags and Utilities Expenses – This category consists of rents payable on leased facilities and leased equipment, federal highway use taxes, vehicle registrations, license and permit fees and personal property taxes assessed against our equipment, communications, utilities and real estate taxes;

•	Corporate Expenses – Corporate expenses consist of wages, bonus accruals, insurance and other benefits, travel, vehicle and office costs for corporate executives, director fees, stock option expense and aircraft expense;

•	Gains/Loss on Equipment - Our financial results for any period may be impacted by any gain or loss that we realize on the sale of used equipment and losses on wrecked equipment. We periodically sell used equipment as we replace older tractors and trailers. Gains or losses on equipment sales can vary significantly from period to period depending on the timing of our equipment replacement cycle, market prices for used equipment and losses on wrecked equipment.
19

This quarterly report presents several adjusted financial measures which exclude the effect of a second quarter 2015 $2,074,000 non-cash, intangible asset impairment charge. The impairment charge will not result in any future cash expenditures or otherwise impact the Company's liquidity, cash flows, compliance with its debt covenants or any future operations. Management believes these adjusted measures better reflect our operating performance during the quarter and reflect how management evaluates our operational results. These measures are not and should not be viewed as substitutes for GAAP reporting measures.

To measure our performance, management focuses primarily on total revenue growth, transportation revenue growth, revenue miles, our preventable accident frequency rate (“PAFR”), our operating ratio (defined as our operating expenses as a percentage of our operating revenue), turnover rate and average driver count (defined as average number of revenue producing drivers under employment over the specified time period) as compared to the same period in the prior year.

ITEM	Q2 2015	Q2 2014
Total Revenue Growth %	-7%	17%
Trans. Revenue Growth %	1%	19%
Revenue Miles	10,588,000	10,858,000
PAFR (per million miles)	1.59	1.57
GAAP Operating Ratio	101.9%	98.5%
Adjusted Operating Ratio	94.9%	98.5%
Turnover Rate	68%	46%
Average Drivers	694	712

The Company’s operations are influenced by a number of external and internal factors. External factors include levels of economic and industrial activity in the United States and the Southeast, driver availability and cost, government regulations regarding driver qualifications and limitations on the hours drivers can work, petroleum product demand in the Southeast which is driven in part by tourism and commercial aviation, and fuel costs. Internal factors include revenue mix, equipment utilization, Company restrictions on hiring drivers under the age of 25 or drivers without at least two years of driving experience, auto and workers’ compensation accident frequencies and severity, administrative costs, and group health claims experience. The financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year.

20

Highlights of the Second Quarter of Fiscal 2015

•	The Company reported a net loss of $351,000 in comparison to net income of $279,000 in the year ago same quarter. The adjusted net income for the Company in the quarter was $914,000. The Company’s adjusted net income excludes the impact of the $1,265,000 after tax intangible asset impairment charge incurred in this quarter.

•	Operating loss was $553,000 down from a profit of $492,000 in the year ago quarter. The adjusted operating profit for the Company in the quarter was $1,521,000. The Company’s adjusted operating profit excludes the impact of the $2,074,000 intangible asset impairment charge incurred in this quarter.

•	Operating ratio diminished by 3.4% from 98.5% in the year ago quarter to 101.9% this quarter. The adjusted operating ratio for the Company in the quarter was 94.9%, an improvement of 3.6% over the adjusted operating ratio in the year ago quarter. The Company’s adjusted operating ratio excludes the impact of the $2,074,000 intangible asset impairment charge incurred in this quarter.

•	The Spin-off was completed on January 30, 2015.
•	One time Spin-off costs of $57,000 were incurred during the quarter.

Comparative Results of Operations for the Three months ended March 31, 2015 and 2014

	Three months ended March 31
(dollars in thousands)	2015	%	2014	%
Revenue miles (in thousands)	10,588		10,858

Revenues:
Transportation revenue	$27,093	91.1%	26,800	84.0%
Fuel surcharges	2,644	8.9%	5,100	16.0%
Total Revenues	29,737	100.0%	31,900	100.0%

Cost of operations:
Compensation and benefits	11,773	39.6%	11,816	37.0%
Fuel expenses	4,861	16.4%	7,647	24.0%
Repairs & tires	1,906	6.4%	2,031	6.4%
Other operating	988	3.3%	1,423	4.4%
Insurance and losses	2,778	9.3%	2,563	8.0%
Depreciation expense	2,124	7.1%	2,063	6.5%
Rents, tags & utilities	954	3.2%	1,006	3.2%
Sales, general & administrative	2,314	7.8%	2,132	6.7%
Corporate expenses	1,132	3.8%	833	2.6%
Intangible asset impairment	2,074	7.0%	—	0.0%
(Gain) Loss on equipment	(614)	-2.0%	(106)	-0.3%
Total cost of operations	30,290	101.9%	31,408	98.5%

Total operating profit (loss)	(553)	-1.9%	492	1.5%

21

During the second quarter of 2015, our total revenue was down $2,163,000 from the same quarter last year. Our total revenue is comprised of two components (i) transportation revenue and (ii) fuel surcharges. Transportation revenue was up $293,000 while fuel surcharge revenue was down $2,456,000, due to the lower price of diesel fuel this quarter versus the same quarter last year. Revenue miles in the quarter were 10,588,000 which was down from 10,858,000 in the prior year quarter. During the second quarter of fiscal 2014, one of the customers acquired during the Pipeline transaction began moving business to our competitors based primarily on pricing. In line with one of our key strategies, Management was not willing to lower our prices to retain business that was not an attractive use of our capital and resources. That loss of business continued on through the third quarter of fiscal 2014 and, by the fourth quarter of fiscal 2014, we no longer provided any service to that customer. To date, we have successfully replaced most of the revenue miles previously generated by this customer at better rates.

Our adjusted operating profit was $1,521,000 up from $492,000 in the same quarter last year. This resulted in an adjusted operating ratio of 94.9% this quarter versus 98.5% in the same quarter last year. The significant items positively affecting our comparative adjusted operating results this quarter versus the same quarter last year were:

  $508,000 more on gains on equipment which is the result of an improvement of $135,000 on losses due to wrecked equipment in this quarter versus the same quarter last year, gains of $284,000 from the sale of obsolete trailers this quarter versus no trailer sales in the same quarter last year and some additional tractor sales this quarter versus the same quarter last year.
  $435,000 less in other operating expenses due mainly to the Company returning to a normalized level of out-of-town driver related costs this quarter versus 2014 when we were dealing with the effects of Pipeline driver turnover following the acquisition.
  $330,000 less in fuel expense net of fuel surcharge revenue due to the lower cost of diesel fuel and the time lag involved in lowering our customer’s fuel surcharges. As diesel prices
22

  stabilized and have begun to rise again, we believe this trend will reverse itself in the near term.

The significant items negatively affecting our comparative operating results this quarter versus the same quarter last year were:

  $299,000 more in corporate expenses due mainly to higher accruals for performance bonuses for corporate executives (as our performance at this time last year indicated we would not meet all of our bonus targets) and higher than normal corporate medical claims.
  $215,000 more in insurance and losses due mainly to higher costs related to severe non-corporate employee medical claims in comparison to our historical experience.
  $182,000 more in SG&A due mainly to higher management performance bonus accruals.

Highlights of the First Six Months of Fiscal 2015

•	The Company reported net income of $751,000 in comparison to net income of $1,019,000 in the year ago same period. The adjusted net income for the Company in the period was $2,016,000. The Company’s adjusted net income excludes the impact of the $1,265,000 after tax intangible asset impairment charge incurred in this period.

•	Operating profit was $1,280,000 down from $1,729,000 in the first six months of fiscal 2014. The adjusted operating profit for the Company in the period was $3,354,000. The Company’s adjusted operating profit excludes the impact of the $2,074,000 intangible asset impairment charge incurred in this period.

•	Operating ratio diminished by 0.6% from 97.3% in the year ago same period to 97.9% this period. The adjusted operating ratio for the Company in the period was 94.5%, an improvement of 2.9% over the adjusted operating ratio in the year ago same period. The Company’s adjusted operating ratio excludes the impact of the $2,074,000 intangible asset impairment charge incurred in this period.

•	One time Spin-off costs of $307,000 were incurred during the first six months of fiscal 2015 versus $53,000 in the same period last year.
23

Comparative Results of Operations for the Six months ended March 31, 2015 and 2014

	Six months ended March 31
(dollars in thousands)	2015	%	2014	%

Revenue miles (in thousands)	21,392		21,667

Revenues:
Transportation revenue	$54,385	88.5%	53,290	83.9%
Fuel surcharges	7,069	11.5%	10,201	16.1%
Total Revenues	61,454	100.0%	63,491	100.0%

Cost of operations:
Compensation and benefits	23,756	38.7%	23,412	36.9%
Fuel expenses	10,866	17.7%	14,930	23.5%
Repairs & tires	3,720	6.1%	3,877	6.1%
Other operating	2,125	3.4%	2,726	4.3%
Insurance and losses	5,617	9.1%	5,038	7.9%
Depreciation expense	4,232	6.9%	4,031	6.4%
Rents, tags & utilities	1,895	3.1%	1,777	2.8%
Sales, general & administrative	4,636	7.5%	4,518	7.1%
Corporate expenses	2,051	3.3%	1,544	2.4%
Intangible asset impairment	2,074	3.4%	—	0.0%
(Gain) Loss on equipment	(798)	-1.3%	(91)	-0.1%
Total cost of operations	60,174	97.9%	61,762	97.3%

Total operating profit	$1,280	2.1%	1,729	2.7%

During the first six months of fiscal 2015, our total revenue was down $2,037,000 from the same period last year driven by the fact that our fuel surcharge revenue was down $3,132,000 in this same period. Total revenue excluding fuel surcharge revenue for the first six months of the year was up $1,095,000, a 2% improvement over the same period last year despite the fact that revenue miles were down 275,000 from the same period last year. We continue to execute on our strategy of increasing prices on all of our business and replacing lower priced business with better opportunities at better rates as evidenced by Management’s willingness in this period last fiscal year, as well as this most recent period, to let sizeable pieces of former Pipeline business go rather than lower our quoted rates when we feel to do so would be an unattractive use of our capital and resources. This strategy may have a short term negative impact on revenues. However, we believe we are already seeing the success of these strategies evidenced by the $1,095,000 in higher transportation revenue we achieved this period on less revenue miles and an improved adjusted operating ratio of 94.5% versus 97.3% in the same period last year.

Our adjusted operating profit was $3,354,000, up $1,625,000 over the same period last year. The significant items positively affecting our comparative adjusted operating results this period versus the same period last year were:

  $1,095,000 increase on total revenue excluding fuel surcharge revenue.
  $707,000 more on gains on equipment which is the result of an improvement of $256,000 on losses due to wrecked equipment in this period versus the same period last year, the sale of $302,000 worth of obsolete trailers this period versus no trailer sales in the same period last year and some additional tractor sales this period versus the same period last year.
  $932,000 less in fuel expense net of fuel surcharges due to the lower cost of diesel fuel and the time lag involved in lowering our customer’s fuel surcharges. As diesel prices stabilized and have begun to rise again, we believe this trend will reverse itself in the near term.
  $601,000 less in other operating expenses due mainly to the Company returning to a normalized level of out-of-town driver related costs.

The significant items negatively affecting our comparative adjusted operating results this period versus the same period last year were:

  $579,000 more in insurance and losses due mainly to higher costs related to severe non-corporate employee medical claims in comparison to our historical experience.
  $507,000 more in corporate expenses due mainly to one-time Spin-off costs ($307,000 versus $53,000 in the first six months of fiscal 2014), accruals for bonuses for corporate executives and higher corporate employee medical claims.
  $344,000 more in compensation and benefits due primarily to the increased costs of hiring and training new drivers.
  $201,000 more in depreciation expense as we continue to replace tractors and trailers at higher costs.

Liquidity and Capital Resources. The Company maintains its operating accounts with Wells Fargo bank, N.A. and these accounts directly sweep overnight against the Wells Fargo revolver. As of March 31, 2015, we had $3,179,000 borrowed on this revolver, $3,278,000 outstanding under letters of credit and $18,543,000 available for additional borrowings. The Company was in compliance with all of its loan covenants. The Company expects our fiscal year 2015 cash generation to cover the cost of our operations, all of our budgeted capital expenditures and also allow us to reduce the outstanding amount borrowed under the Wells Revolver.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Six Months Ended March 31,
	2015	2014
Total cash provided by (used for):
Operating activities	$6,988	3,403
Investing activities	(2,745)	(15,163)
Financing activities	(4,243)	11,760
Increase (decrease) in cash and cash equivalents	$—	$—

Outstanding debt at the beginning of the period	7,282	-
Outstanding debt at the end of the period	3,179	11,845

Operating Activities - Net cash provided by operating activities (as set forth in the cash flow statement) was $6,988,000 for the six months ended March 31, 2015, and $3,403,000 for the comparable period in 2014. The total of net income plus depreciation and amortization and less gains on sales of property and equipment increased $778,000 versus the same period last year. These changes are described above under "Comparative Results of Operations." Net cash flow provided by operating activities was negatively impacted in the same period last year by an increase of $1,787,000 of accounts receivable primarily related to the growth in revenues as a result of the Pipeline acquisition. These two changes comprise the majority of the increase in net cash provided by operating activities. The $2,074,000 impairment charge and the related $809,000 of deferred income taxes are added back to net income as these are non-cash items.

Investing Activities – Investing activities include the purchase of property and equipment, any business acquisitions and proceeds from sales of these assets upon retirement. For the first six months ended March 31, 2015, we spent $2,745,000 on equipment net of proceeds from retirements. For the first six months ended March 31, 2014 we spent $15,163,000 consisting of $5,140,000 on equipment net of retirements and $10,023,000 for the Pipeline acquisition.

Financing Activities –Financing activities primarily include net changes to our outstanding revolving debt. For the first six months ended March 31, 2015 we used $4,243,000 of cash to pay down debt. During the six months ended March 31, 2014, we increased our borrowings by $11,760,000 primarily due to the purchase of Pipeline, to fund Pipeline receivables and to purchase a larger amount of property and equipment than the usual quarterly expenditures. Our outstanding long-term debt was $3,179,000 on March 31, 2015 as compared to $11,845,000 at March 31, 2014.

Credit Facilities - In connection with the Spin-off, on January 30, 2015, the Company entered into a five-year credit agreement with Wells Fargo Bank N.A. which provides a $25 million revolving line of credit with a $10 million sublimit for stand-by letters of credit. In connection with the Spin-off, the Company assumed and refinanced onto this new revolving credit line approximately $5.1 million of indebtedness from FRP. The amounts outstanding under the credit agreement bear interest at a rate of 1.0% over LIBOR, which rate may change quarterly based on the Company’s ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment, which fee may change quarterly based on our ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum $25 million tangible net worth. As of March 31, 2015, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $4.2 million combined.

In addition to the unsecured revolving facility provided by Wells Fargo, Management determined the Company needed an additional financing source to provide capital for potential growth opportunities. As a result, On January 8, 2015 the Company received a written commitment from Branch Banking and Trust Company (BB&T) to lend up to $25 million under a two (2) year revolving facility to be secured by a portion of the Company’s equipment. This facility contains a provision which automatically converts any draws under the revolver into five-year term loans with a seven year amortization. Each draw requires the payment of a bank fee equal to .25% of the amount drawn. Any amounts outstanding under this facility bear interest at a rate of 1.5% over LIBOR, which rate may change quarterly based on the Company’s leverage ratio. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The credit agreement contains certain conditions and financial covenants, including limitations on the payment of cash dividends that are based on the Company’s consolidated retained earnings. We expect to close on this facility in the third quarter of this fiscal year.

Cash Requirements - The Company currently expects its fiscal 2015 capital expenditures to be approximately $11,312,000 for expansion and replacement equipment which we expect to be fully funded by our cash generated from our operations. The Company does not currently pay any cash dividends on common stock. Any excess cash generated during the fiscal year will be used to pay down the Wells Fargo revolver.

Summary and Outlook.

Our total revenue, excluding fuel surcharges, was up $1,095,000 in the first six months of 2015 versus the same period last year on 275,000 less revenue miles. Our adjusted operating ratio improved to 94.5% in the first six months of fiscal 2015 versus 97.3% in the same period last year resulting in an improvement to adjusted operating profit of $1,625,000, a 94% increase over the first six months of fiscal 2014. This is due in part to the normalization of out-of-town driver costs and execution of our strategy of increasing prices on all of our business and replacing lower priced business with better opportunities at better rates. In addition, the positive impacts of lower diesel prices and the time lag of passing these on to our customers through reductions in fuel surcharges contributed to our higher adjusted operating profit but, as prices stabilized and are rising again, we expect this trend will reverse itself in the near term. High medical claims costs had a negative impact on our financial results, due in large part to higher than normal costs related to severe medical claims. Management continues to monitor our position with respect to the levels of self-insurance we will carry on medical claims going forward. One-time Spin-off costs also had a negative impact on our results in the first six months of the year as we incurred $307,000 of Spin-off related expenses.

Driver turnover is a major factor that may affect our ability to meet our customer demand and to take on new business. It also increases our driver hiring and training costs which has a negative impact on our operating ratio and financial performance. Management is focusing hard to limit the effects of the driver shortage and driver turnover on our performance and financial results.

Non-GAAP Financial Measures.

To supplement the financial results presented in accordance with GAAP, Patriot presents certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The non-GAAP financial measures included in this Quarterly Report on Form 10-Q are adjusted net income, adjusted operating profit and adjusted operating ratio. Patriot uses these non-GAAP financial measures to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, substitutes for GAAP financial measures.

Adjusted Net Income (Loss)

Adjusted net income (loss) excludes the impact of the intangible asset impairment charge. Adjusted net income (loss) profit is presented to provide additional perspective on underlying trends in Patriot’s core operating results. A reconciliation between net income (loss) and adjusted net income (loss) is as follows:

	Three months ended	Six months ended
	March 31, 2015	March 31, 2015
Net Income (loss)	$(351)	751
Adjustments:
Intangible asset impairment charge	1,265	1,265
Adjusted net income	$914	2,016

Adjusted Operating Ratio

Adjusted operating ratio excludes the impact of the intangible asset impairment charge. Adjusted operating ratio is presented to provide additional perspective on underlying trends in Patriot’s core operating results. A reconciliation between operating ratio and adjusted operating ratio is as follows:

	Three months ended	Six months ended
	March 31, 2015	March 31, 2015
Operating ratio	101.9%	97.9%
Adjustments:
Intangible asset impairment charge	(7.0% )	(3.4% )
Adjusted operating ratio	94.9%	94.5%

Adjusted Operating (Loss) Profit

Adjusted operating (loss) profit excludes the impact of the intangible asset impairment charge. Adjusted operating (loss) profit is presented to provide additional perspective on underlying trends in Patriot’s core operating results. A reconciliation between operating (loss) profit and adjusted operating (loss) profit is as follows:

	Three months ended	Six months ended
	March 31, 2015	March 31, 2015
Operating (loss) profit	$(553)	1,280
Adjustments:
Intangible asset impairment charge	2,074	2,074
Adjusted operating profit	$1,521	3,354

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the Wells Fargo Credit Agreement. The applicable margin for borrowings at March 31, 2015 was 1.0% which is the lowest margin applicable under the Credit Agreement. The applicable margin for such borrowings will be increased in the event our debt to capitalization ratio as calculated under the Credit Agreement reaches certain target levels. Based upon our indebtedness at March 31, 2015 of $3,179,000, a 1% increase in interest rate would result in $31,790 of additional interest expense annually.

Commodity Price Risk - The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a significant portion of fuel costs from our customers in the form of our base rates plus fuel surcharges.

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

As of March 31, 2015, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the Company’s Information Statement dated January 12, 2015 as filed with a Form 8-K on January 13, 2015, which could materially affect our business, financial condition or future results. The risks described in our Information Statement are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

(c)
Total
Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
January 1
Through
January 31	—	$—	—	$-

February 1
Through
February 28	—	$—	—	$5,000,000

March 1
Through
March 31	—	$—	—	$5,000,000

Total	—	$	—
31

(1) On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise. To date, the Company has not repurchased any common stock of the Company.

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 33.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

May 13, 2015                 PATRIOT TRANSPORTATION HOLDING, INC.

                        Thompson S. Baker II

                        Thompson S. Baker II

                        President and Chief Executive

                        Officer

                        John D. Milton, Jr.

                        John D. Milton, Jr.

                        Executive Vice President, Treasurer,

                        Secretary and Chief

                        Financial Officer

                        John D. Klopfenstein

                        John D. Klopfenstein

                        Controller and Chief

                        Accounting Officer

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

EXHIBIT INDEX

(2.1)	Separation and Distribution Agreement, dated as of January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc.(incorporated by reference to Form 8-K filed February 3, 2015).
(3.1)	Patriot Transportation Holding, Inc. Amended and Restated Articles of Incorporation
(3.2)	Patriot Transportation Holding, Inc. Amended and Restated Bylaws
(10.1)	Credit Agreement, dated January 30, 2015, among Patriot Transportation Holding, Inc. and Wells Fargo Bank, N.A.
(10.2)	Tax Matters Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc.(incorporated by reference to Form 8-K filed February 3, 2015).
(10.3)	Transition Services Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to Form 8-K filed February 3, 2015).
(10.4)	Employee Matters Agreement, dated as of January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to Form 8-K filed February 3, 2015).
(10.5)	2014 Equity Incentive Plan for Patriot Transportation Holding, Inc.
(10.6)	Management Compensation Plan
(14)	Financial Code of Ethical Conduct between the Company, Chief Executive Officers, and Financial Managers, as adopted on May 6, 2015, which is available on the Company’s website at www.patriottrans.com.
(31)(a)	Certification of Thompson S. Baker II.
(31)(b)	Certification of John D. Milton, Jr.
(31)(c)	Certification of John D. Klopfenstein.
(32)	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
33