Form 10-Q
period 2015-06-30
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2015-08-06
CIK 1616741

fc

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [x]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2015
Common Stock	3,268,804

1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2015

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED BALANCE SHEETS

(Unaudited) (In thousands)

	June 30,	September 30,
Assets	2015	2014
Current assets:
Cash and cash equivalents	$—	—
Accounts receivable (net of allowance for
doubtful accounts of $144 and $155, respectively)	7,772	7,119
Inventory of parts and supplies	920	895
Prepaid tires on equipment	2,086	2,048
Prepaid taxes and licenses	303	754
Prepaid insurance	332	789
Prepaid expenses, other	81	80
Total current assets	11,494	11,685

Property and equipment, at cost	98,695	97,071
Less accumulated depreciation	57,658	54,897
Net property and equipment	41,037	42,174

Goodwill	3,431	3,431
Intangible assets, net	1,532	3,812
Other assets, net	22	32
Total assets	$57,516	61,134

Liabilities and Net Investment
Current liabilities:
Accounts payable	$3,689	3,288
Bank overdraft	324	933
Federal and state income taxes payable	206	129
Deferred income taxes	23	345
Accrued payroll and benefits	4,985	3,937
Accrued insurance	1,067	1,186
Accrued liabilities, other	383	518
Total current liabilities	10,677	10,336

Long-term debt	1,430	7,282
Deferred income taxes	7,897	8,579
Accrued insurance	1,317	1,393
Other liabilities	778	822
Total liabilities	22,099	28,412
Commitments and contingencies (Note 8)	—	—
Shareholders’ Equity/Net investment:
Preferred stock, 5,000,000 shares authorized,
of which 250,000 shares are designated Series A
Junior Participating Preferred Stock; $0.01 par
value; none issued and outstanding	—	—
Common stock, $.10 par value; (25,000,000 shares
authorized; 3,268,804 shares issued and
outstanding at June 30, 2015)	327	—
Capital in excess of par value	34,803	—
Net investment by Parent	—	32,669
Retained earnings	234	—
Accumulated other comprehensive income, net	53	53
Total shareholders’ equity/net investment	35,417	32,722
Total liabilities and shareholders’ equity/net investment	$57,516	61,134

See notes to consolidated and combined financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
Revenues:
Transportation revenues	$28,609	28,124	$82,994	81,414
Fuel surcharges	2,490	5,445	9,559	15,646
Total revenues	31,099	33,569	92,553	97,060

Cost of operations:
Compensation and benefits	12,552	12,290	36,308	35,702
Fuel expenses	5,095	7,535	15,961	22,465
Repairs & tires	2,019	1,929	5,739	5,806
Other operating	1,090	1,316	3,215	4,042
Insurance and losses	2,681	2,709	8,298	7,747
Depreciation expense	2,098	2,068	6,330	6,099
Rents, tags & utilities	987	973	2,882	2,750
Sales, general & administrative	2,143	2,095	6,779	6,614
Corporate expenses	782	528	2,833	2,072
Intangible asset impairment	—	—	2,074	—
Gain on equipment sales	(21)	(213)	(819)	(304)
Total cost of operations	29,426	31,230	89,600	92,993

Total operating profit	1,673	2,339	2,953	4,067

Interest expense	(29)	(28)	(78)	(86)

Income before income taxes	1,644	2,311	2,875	3,981
Provision for income taxes	641	901	1,121	1,553

Net income	$1,003	1,410	$1,754	2,428

Comprehensive Income	$1,003	1,410	$1,754	2,428

Earnings per common share:
Net Income-
Basic	0.31	0.43	0.54	0.75
Diluted	0.31	0.43	0.54	0.75

Number of shares (in thousands)used in computing:
-basic earnings per common share	3,268	3,243	3,265	3,243
-diluted earnings per common share	3,276	3,243	3,273	3,243

See notes to consolidated and combined financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2015 AND 2014

(In thousands)

(Unaudited)

	Nine months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$1,754	2,428
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,103	6,910
Intangible asset impairment	2,074	—
Deferred income taxes	(1,004)	(338)
Gain on sale of equipment and property	(838)	(304)
Stock-based compensation	552	526
Net changes in operating assets and liabilities:
Accounts receivable	(653)	(1,392)
Inventory of parts and supplies	(25)	(22)
Prepaid expenses and other current assets	869	1,031
Other assets	(54)	(5)
Accounts payable and accrued liabilities	1,195	(585)
Income taxes payable and receivable	77	(173)
Long-term insurance liabilities and other long-term
liabilities	(120)	(123)
Net cash provided by operating activities	10,930	7,953

Cash flows from investing activities:
Purchase of property and equipment	(5,929)	(8,476)
Business acquisition	—	(10,023)
Proceeds from the sale of property, plant and equipment	1,071	944
Net cash used in investing activities	(4,858)	(17,555)

Cash flows from financing activities:
Decrease in bank overdrafts	(609)	—
Proceeds from borrowing on revolving credit facility	33,646	23,528
Payments on revolving credit facility	(39,498)	(13,300)
Excess tax benefits from exercise of stock options	349	—
Proceeds from exercised stock options	141	—
Net distributions to Parent	(101)	(526)
Net cash (used in) provided by financing activities	(6,072)	9,702

Net increase (decrease) in cash and cash equivalents	—	100
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of the period	$—	100

The Company recorded non-cash transactions for vacation liability of the Pipeline business acquisition of $132 in the first nine months of fiscal 2014. The Company recorded a non-cash, impairment charge related to the customer relationship intangible asset recorded resulting from the Pipeline acquisition of $2,074 during the second quarter of fiscal 2015.

See notes to consolidated and combined financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

JUNE 30, 2015

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

Company’s Business. The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc. is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul. Approximately 82% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customer’s retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our Customer’s fuel storage tanks for ultimate consumption by the retail consumer. The remaining 18% of our business consists of picking up and delivering our customer’s dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of June 30, 2015, we employed 699 revenue-producing drivers who operated our fleet of 477 tractors and 566 trailers from our 21 terminals and 9 satellite locations in Florida, Georgia, Alabama, South Carolina, North Carolina and Tennessee.

Basis of Presentation

Patriot Transportation Holding, Inc. was incorporated on August 5, 2014. In connection with its organization, Patriot issued 100 shares of common stock to FRP on December 3, 2014 and issued an additional 3,242,424 shares of common stock to FRP on January 28, 2015 in preparation for the Spin-off. Patriot was formed solely in contemplation of the Spin-off and until the separation was completed on January 30, 2015, it had not commenced operations and had no material assets, liabilities, or commitments.

Accordingly, the accompanying consolidated and combined financial statements presented prior to the Spin-off reflect the historical results of operations, financial position and cash flows and certain assets, liabilities and operating expenses of the Company and its subsidiaries on a stand-alone basis, as if such companies and accounts had been consolidated and combined for the historical periods presented prior to the Spin-off. These financial statements were derived from FRP's consolidated financial statements and accounting records. The consolidated and combined statements of income include expense allocations for certain corporate functions performed by FRP during the periods prior to the Spin-off, including general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. The amounts allocated to the Company for these items are based primarily on specific identification, headcount or computer utilization. Going forward, these functions will be performed by the Company. Additionally, the Company will provide most of these services to FRP under a Transition Services Agreement (see Note 3) initially on an annual basis. This Agreement provides for reimbursement of the costs of those services by FRP to the Company. As a result, corporate expense in our Company’s financial statements will be shown net of the reimbursements we receive from FRP for these services. All significant intercompany transactions and accounts within the consolidated and combined financial statements have been eliminated.

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

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three and nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015. The accompanying consolidated and combined financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2014 included in the Company’s Information Statement dated January 12, 2015 as filed as an exhibit to the Company's registration statement on Form 10.

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

The consolidated and combined statements of income reflect charges and/or allocation to FRP Holdings, Inc. for these services of $924,000 and $525,000 for the three months ended June 30, 2015 and 2014, and $2,361,000 and $2,022,000 for the nine months ended June 30, 2015 and 2014, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as a reduction to corporate expenses.

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

(4) Long-Term debt. The Company’s long-term debt is summarized as follows (in thousands):

	June 30,	September 30,
	2015	2014
Revolving credit (uncollateralized)	$1,430	7,282

Prior to the Spin-off, the Company was permitted to borrow under FRP's credit agreement with Wells Fargo Bank, N.A. (the "FRP Credit Agreement"). On January 30, 2015, the Company entered into a new $25 million, five year, revolving credit agreement with Wells Fargo Bank, N.A. and assumed and refinanced $5.1 million then outstanding on the FRP Credit Agreement into this new revolver. As of June 30, 2015, we had $1,430,000 borrowed on this revolver, $2,745,000 outstanding under letters of credit and $20,825,000 available for additional borrowings and the Company was in compliance with all of its loan covenants.

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

The following details the computations of the basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	Three Months ended		Nine months ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	3,268	3,243	3,265	3,243

Common shares issuable under
share based payment plans
which are potentially dilutive	8	—	8	—

Common shares used for diluted
earnings per common share	3,276	3,243	3,273	3,243

Net income	$1,003	1,410	1,754	2,428

Earnings per common share:
-basic	$0.31	0.43	0.54	0.75
-diluted	$0.31	0.43	0.54	0.75

For the three and nine months ended June 30, 2015, 19,218 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months and nine months ended June 30, 2014, all outstanding stock options were included in the calculation of diluted earnings per share because the exercise prices of the stock options were lower than the average price of the common shares, and therefore were dilutive.

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

Patriot Incentive Stock Plan

In January, 2015 the Board of Directors of the Company adopted the Patriot Transportation Holding, Inc. Incentive Stock Plan. Grants were issued based upon all outstanding FRP options held by company directors, officers and key employees on January 30, 2015 with the same remaining terms. The grants were based upon the FRP options outstanding at 24.86% of the previous exercise price based upon the when issued market value of the Company compared to the market value of FRP on that day. Simultaneously, the number of shares were divided by 3 and the exercise price multiplied by 3 to adjust for the Spin-off distribution of 1 for 3 shares of FRP. The number of common shares available for future issuance was 194,405 at June 30, 2015.

Subsequent to Spin-off, the realized tax benefit pertaining to options exercised and the remaining compensation cost of options previously granted prior to the Spin-off will be recognized by FRP or Patriot based on the employment location of the related employee or director.

The Company recorded the following stock compensation expense for FRP and Patriot options (including allocations in periods prior to the Spin-off) in its consolidated and combined statements of income (in thousands):

	Three Months ended		Nine months ended
	June 30,		June 30,
	2015	2014	2015	2014
Stock option grants	$65	46	209	177
Annual director stock award	—	—	343	349
	$65	46	552	526

A summary of Company stock options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Grants substituted on
January 30, 2015	91,315	$20.31	5.6	$254
Exercised	(12,000)	$11.83		$(22)
Outstanding at
June 30, 2015	79,315	$21.60	5.8	$232
Exercisable at
June 30, 2015	58,398	$20.55	4.9	$156
Vested during
nine months ended
June 30, 2015	8,807			$25

The aggregate intrinsic value of exercisable Company options was $269,000 and the aggregate intrinsic value of all outstanding in-the-money options was $319,000 based on the Company’s market closing price of $24.65 on June 30, 2015 less exercise prices. Gains of $157,000 were realized by option holders during the nine months ended June 30, 2015.

The realized tax benefit from Patriot option exercises during the nine months ended June 30, 2015 was $61,000. The unrecognized compensation expense of Patriot options granted as of June 30, 2015 was $190,000, which is expected to be recognized over a weighted-average period of 3.5 years.

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

As of June 30, 2015 the Company had no assets or liabilities measured at fair value on a recurring basis or non-recurring basis. We measure certain assets, such as intangible assets, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As disclosed in Note 10, the customer relationship intangible assets acquired from Pipeline were considered partially impaired in the quarter ended March 31, 2015. As of June 30, 2015, there were no other assets required to be recorded at fair value on a non-recurring basis since no impairment indicators were present. The fair value of all Company financial instruments approximates their carrying value due to the short-term nature of such instruments. We believe the fair value of the revolver approximates the carrying value as (i) the related debt agreement reflects present market terms and (ii) is based on interest rates that reset periodically based on then current market indices.

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

Customers: During the first nine months of fiscal 2015, the Company’s ten largest customers accounted for approximately 59.1% of our revenue and one of these customers accounted for 21.9% of our revenue. During the second quarter, we were informed by one of these customers that we would not be able to retain a sizeable piece of their business going forward at the rates we quoted them during a competitive bid process. Management elected to let this business go in the second quarter and attempt to replace it with new business at better rates rather than to lower our quoted rates to retain that business. Accounts receivable from the ten largest customers was $4,274,000 and $4,075,000 at June 30, 2015 and September 30, 2014 respectively. The loss of any one of these ten customers could have a material adverse effect on the Company’s revenues and income.

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

The goodwill recorded resulting from the acquisition amounted to $2,344,000 and is shown on the consolidated and combined balance sheets under Goodwill, and is amortizable for tax purposes. The other intangible assets acquired in the transaction are reflected in the line Intangible assets, net on the consolidated and combined balance sheets. In connection with the Pipeline acquisition, the Company assumed certain vehicle leases. As of June 30, 2015 these non-cancellable operating leases will require minimum annualized rental payments approximating $1,389,000 for the next 2.3 fiscal years.

The Company recorded an impairment charge related to the recorded customer relationship intangible asset resulting from the Pipeline acquisition of $2,074,000, with an after tax impact to net income of $1,265,000, in its consolidated and combined financial statements for the quarter ended March 31, 2015. The impairment charge was calculated utilizing the assistance of a third party valuation expert. The Company's conclusion that an impairment charge was necessary in second quarter 2015 was a the result of (i) the loss of certain Pipeline customers over the course of the first nine months of calendar 2014, and then (ii) the notification from another customer during the second quarter that we would not be able to retain a sizeable piece of the business we acquired from Pipeline at the rates we quoted them during a competitive bid process.

(11) Unusual or Infrequent Items Impacting Quarterly Results.

An impairment charge of $2,074,000 was recorded in second quarter 2015 related to the recorded customer relationship intangible asset fair value pertaining to the Pipeline acquisition in November 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial information and related notes that appear in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following discussion also includes certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission (“Regulation G”) to supplement the financial results as reported in accordance with GAAP. The non-GAAP financial measures discussed below include adjusted net income, adjusted operating profit and adjusted operating ratio. These non-GAAP financial measures exclude the intangible asset impairment charge incurred in the second quarter of this fiscal year. Patriot uses these metrics to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, substitutes for GAAP financial measures. Refer to “Non-GAAP Financial Measures” below in this Quarterly Report on Form 10-Q for a more detailed discussion, including reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

Overview

The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customer’s products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 82% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customer’s fuel storage tanks for ultimate sale to the retail consumer. The remaining 18% of our business consists of hauling our customer’s dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of June 30, 2015, we employed 699 revenue-producing drivers who operated our fleet of 477 tractors and 566 trailers from our 21 terminals and 9 satellite locations in Florida, Georgia, Alabama, South Carolina, North Carolina and Tennessee.  We experience increased seasonal demand in the spring and summer months in most of our markets.

Our industry is characterized by such barriers to entry as the time and cost required to develop the capabilities necessary to handle hazardous material, the resources required to recruit, train and retain drivers, substantial industry regulatory and insurance requirements and the significant capital investments required to build a fleet of equipment and establish a network of terminals.

Our ability to provide superior customer service at competitive rates and to operate safely and efficiently is important to our success in growing our revenues and increasing profitability. Our focus is to grow our profitability by executing on our key strategies of (i) increasing our business with existing and new customers, particularly hypermarket and large convenience store chains, that are willing to compensate us for our ability to provide superior, safe and reliable service which facilitates their ability to grow their footprint with confidence and market share, (ii) expanding our service offerings with respect to dry bulk and chemical products particularly in markets where we already operate terminals, and (iii) pursuing strategic acquisitions. Our ability to execute this strategy depends on continuing our dedicated commitments to customer service and safety and continuing to recruit and retain qualified drivers.

Our industry is experiencing a severe driver shortage. While we have been able to grow our driver count significantly over the past few years, we saw our average driver count drop from the same quarter last year due in large part to our turnover rate rising to historically high levels. Our management team is keenly focused on continuing to grow our driver count in markets where there are opportunities for us to grow our business and to retain all of our drivers at the levels we have historically achieved. We are working with two national firms to help us improve specifically in the areas of driver hiring and retention.

There are several opportunities available today in our markets that will allow us to execute on our growth strategy so long as we can find, hire and retain qualified drivers to meet the demands of these opportunities. We believe the tighter driver market has and will continue to provide us with opportunities to capture new business. As these opportunities arise, we are willing to let certain lower priced business go in this environment to grow our business with customers willing to pay for our reliability and superior customer service.

We generate both transportation based revenue as well as fuel surcharge revenue. Our transportation revenue consists of base revenue for each delivery which is generally calculated by multiplying a negotiated mileage-based rate by the quantity of product delivered plus any fees for extra stops to load or unload, powered product unloading and toll cost reimbursements. These negotiated transportation rates compensate us both for transporting the products as well as for loading and unloading time.

While our base rates include a fixed amount to cover our cost of fuel using an assumed price for diesel, we have fuel surcharges in place with our customers that allow us to obtain full compensation for any additional fuel expense incurred when the price of diesel rises above that assumed price. There is a time lag between fuel price fluctuations and changes to fuel surcharges to our customers. In a rapidly rising price environment this time lag can negatively impact the Company’s financial results and in a rapidly declining price environment this time lag can positively impact the Company’s financial results (as was the case in Q1 fiscal 2015 and Q3 fiscal 2014).

In recent years, some customer contracts have been modified to provide for reduced fuel surcharges but have been adjusted such that the base rates factor in a larger fuel expense to the customer. As a result of this trend, and the recent decline in the price of diesel, fuel surcharges have been declining as a percentage of our total revenue. The main factors that affect our total revenue are the number of revenue miles driven, rates per mile, quantity of products hauled and the amount of fuel surcharges.

Our operating costs primarily consist of the following:

•	Compensation and Benefits - Wages and employee benefits for our drivers and terminal support personnel is the largest component of our operating costs. These costs are impacted by such factors as miles driven, driver pay increases, driver turnover and training costs and additional driver pay due to temporary out-of-town deployments to serve new business;

•	Fuel Expenses - Our fuel expenses will vary depending on miles driven as well as such factors as fuel prices (which can be highly volatile), the fuel efficiency of our fleet and the average haul length;

•	Repairs and Tires – This category consists of vehicle maintenance and repairs (excluding shop personnel) and tire expense (including amortization of tire cost and road repairs). These expenses will vary based on such factors as miles driven, the age of our fleet, and tire prices.

•	Other Operating Expenses – This category consists of tolls, hiring costs, out-of-town driver travel cost, terminal facility maintenance and other operating expenses. These expenses will vary based on such factors as, driver availability and out-of-town driver travel requirements, business growth and inflation among others;

•	Insurance and Losses – This includes costs associated with insurance premiums, and the self-insured portion of liability, worker’s compensation, health insurance and cargo claims and wreck repairs. We work very hard to manage these expenses through our safety and wellness programs, but these expenses will vary depending on the frequency and severity of accident and health claims, insurance markets and deductible levels;

•	Depreciation Expense – Depreciation expense consists of the depreciation of the cost of fixed assets such as tractors and trailers over the life assigned to those assets. The amount of depreciation expense is impacted by equipment prices and the timing of new equipment purchases. We expect the cost of new tractors and trailers to continue to increase, impacting our future depreciation expense;

•	Rents, Tags and Utilities Expenses – This category consists of rents payable on leased facilities and leased equipment, federal highway use taxes, vehicle registrations, license and permit fees and personal property taxes assessed against our equipment, communications, utilities and real estate taxes;

•	Sales, General and Administrative Expenses - This category consists of the wages, bonus accruals, benefits, travel, vehicle and office costs for our administrative personnel as well as professional fees and amortization charges for intangible assets purchased in acquisitions of other businesses;

•	Corporate Expenses – Corporate expenses consist of wages, bonus accruals, insurance and other benefits, travel, vehicle and office costs for corporate executives, director fees, stock option expense and aircraft expense;

•	Gains/Loss on Equipment - Our financial results for any period may be impacted by any gain or loss that we realize on the sale of used equipment and losses on wrecked equipment. We periodically sell used equipment as we replace older tractors and trailers. Gains or losses on equipment sales can vary significantly from period to period depending on the timing of our equipment replacement cycle, market prices for used equipment and losses on wrecked equipment.

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

ITEM	Q3 2015 vs. Q3 2014	First nine months FY 2015 vs. first nine months FY 2014
Total Revenue	Down 7%	Down 4.6%
Transportation Revenue	Up 1.7%	Up 1.9%
Revenue Miles	Down by 2.7%	Down by 1.7%
PAFR	Improved 1.6%	Improved 1.8%
GAAP Operating Ratio	1.6% Worse	1% Worse
Adjusted Operating Ratio	N/A	Improved 1.2%
Driver Turnover Rate	Up 17%	Up 20%
Average Number of Drivers	Down 4.8%	Down 2.8%

The Company’s operations are influenced by a number of external and internal factors. External factors include levels of economic and industrial activity in the United States and the Southeast, driver availability and cost, government regulations regarding driver qualifications and limitations on the hours drivers can work, petroleum product demand in the Southeast which is driven in part by tourism and commercial aviation, and fuel costs. Internal factors include revenue mix, equipment utilization, Company imposed restrictions on hiring drivers under the age of 25 or drivers without at least two years of driving experience, auto and workers’ compensation accident frequencies and severity, administrative costs, and group health claims experience. The financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year.

Highlights of the Third Quarter of Fiscal 2015

•	Net income declined $407,000 to $1,003,000 compared to the same quarter last year.
20

•	Operating profit declined $666,000 to $1,673,000 compared to the same quarter last year.
•	Transportation revenue increased $485,000, or 1.7% despite a decrease in revenue miles.
•	Fuel cost net of fuel surcharges increased $515,000.

Comparative Results of Operations for the Three months ended June 30, 2015 and 2014

	Three months ended June 30
(dollars in thousands)	2015	%	2014	%

Revenue miles (in thousands)	11,075		11,377

Revenues:
Transportation revenue	$28,609	92.0%	28,124	83.8%
Fuel surcharges	2,490	8.0%	5,445	16.2%
Total Revenues	31,099	100.0%	33,569	100.0%

Cost of operations:
Compensation and benefits	12,552	40.4%	12,290	36.6%
Fuel expenses	5,095	16.4%	7,535	22.4%
Repairs & tires	2,019	6.5%	1,929	5.7%
Other operating	1,090	3.5%	1,316	3.9%
Insurance and losses	2,681	8.6%	2,709	8.1%
Depreciation expense	2,098	6.7%	2,068	6.2%
Rents, tags & utilities	987	3.2%	973	2.9%
Sales, general & administrative	2,143	6.9%	2,095	6.2%
Corporate expenses	782	2.5%	528	1.6%
(Gain) Loss on equipment	(21)	-0.1%	(213)	-0.6%
Total cost of operations	29,426	94.6%	31,230	93.0%

Total operating profit	$1,673	5.4%	2,339	7.0%

The Company reported a net income of $1,003,000 or $.31 per diluted share in the third quarter of fiscal 2015, a decrease of $407,000 or $.12 per diluted share compared to net income of $1,410,000 or $.43 per diluted share in the same period last year. Transportation revenue increased $485,000 or 1.7% on 302,000 (-2.7%) fewer miles but fuel surcharge revenues were down versus the comparable quarter last year $515,000 more than the decline in fuel costs. Our number of drivers available declined 4.8% from the year ago quarter despite a 1.4% increase in driving pay on the fewer miles. Our actuarial experience in our self-insured medical coverage also worsened by $284,000 over last year’s third quarter. The significant customer loss experienced last quarter for which we took an impairment charge of $2,074,000 ($1,265,000 after tax) was largely overcome with revenue from other customers with better rates than offered by the impairment customer. The availability of fewer drivers year over year hindered management’s ability to achieve revenue miles equivalent to last year’s third quarter performance. Corporate expenses allocated to the Company were also up $254,000 quarter over comparable quarter.

Highlights of the First Nine Months of Fiscal 2015

•	Net income declined $674,000 to $1,754,000 in comparison to the year ago same period. Adjusted net income increased $591,000 to $3,019,000 over the same period last year. The Company’s adjusted net income excludes the impact of the $1,265,000 after tax intangible asset impairment charge incurred in the second quarter of this fiscal year.
•	Operating profit decreased $1,114,000 to $2,953,000 from the first nine months of fiscal 2014. Adjusted operating profit increased $960,000 to $5,027,000 compared to the same period last year. The Company’s adjusted operating profit excludes the impact of the $2,074,000 intangible asset impairment charge incurred in the second quarter of this fiscal year.
•	Operating ratio diminished by 1.0% from 95.8% in the year ago same period to 96.8% this period. The adjusted operating ratio for the Company in the period was 94.6%, an improvement of 1.2% over the same period last year. The Company’s adjusted operating ratio excludes the impact of the $2,074,000 intangible asset impairment charge incurred in this period.
•	One time Spin-off costs of $327,000 were incurred during the first nine months of fiscal 2015.

Comparative Results of Operations for the Nine months ended June 30, 2015 and 2014

	Nine months ended June 30
(dollars in thousands)	2015	%	2014	%

Revenue miles (in thousands)	32,467		33,044

Revenues:
Transportation revenue	$82,994	89.7%	81,414	83.9%
Fuel surcharges	9,559	10.3%	15,646	16.1%
Total Revenues	92,553	100.0%	97,060	100.0%

Cost of operations:
Compensation and benefits	36,308	39.2%	35,702	36.8%
Fuel expenses	15,961	17.2%	22,465	23.1%
Repairs & tires	5,739	6.2%	5,806	6.0%
Other operating	3,215	3.5%	4,042	4.2%
Insurance and losses	8,298	9.0%	7,747	8.0%
Depreciation expense	6,330	6.9%	6,099	6.3%
Rents, tags & utilities	2,882	3.1%	2,750	2.8%
Sales, general & administrative	6,779	7.3%	6,614	6.8%
Corporate expenses	2,833	3.1%	2,072	2.1%
Intangible asset impairment	2,074	2.2%	—	0.0%
(Gain) Loss on equipment	(819)	-0.9%	(304)	-0.3%
Total cost of operations	89,600	96.8%	92,993	95.8%

Total operating profit	$2,953	3.2%	4,067	4.2%

Net income for the first nine months of fiscal 2015 was $1,754,000 or $.54 per share, a decrease of $674,000 or $.21 per diluted share compared to net income of $2,428,000 or $.75 per diluted share in the same period last year. The Company recorded an intangible asset impairment charge of $2,074,000, with an after tax impact to net income of $1,265,000, in its consolidated and combined financial statements for the quarter ended March 31, 2015, relating to the Pipeline Transportation acquisition in November 2013. The Company's conclusion that an impairment charge was necessary is the result of (i) the loss of a significant Pipeline customer over the course of the first six months of calendar 2014, and then (ii) the notification from another customer during the second quarter that the Company would not be able to retain a sizeable piece of the business the Company acquired from Pipeline at the rates the Company quoted them during a competitive bid process. In both cases, management was not willing to lower our rates to retain the business and chose instead to use our assets and manpower to find and service new business.

The following discussion includes certain non-GAAP financial measures (“adjusted”) within the meaning of Regulation G promulgated by the Securities and Exchange Commission (“Regulation G”) to supplement the financial results as reported in accordance with GAAP. The non-GAAP financial measures discussed below include adjusted net income, adjusted operating profit and adjusted operating ratio. These non-GAAP financial measures exclude the intangible asset impairment charge incurred in the quarter. Patriot uses these metrics to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, substitutes for GAAP financial measures. Refer to “Non-GAAP Financial Measures” below in this press release for a more detailed discussion, including reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

Management believes these adjusted measures better reflect our operating performance during the periods discussed and reflect how management evaluates our operational results. These measures are not, and should not be viewed as, substitutes for GAAP reporting measures. The Company’s adjusted net income for the first nine months of fiscal 2015 was $3,019,000, or $.92 per diluted share, an improvement of $591,000 or $.17 per diluted share as compared to net income of $2,428,000, or $.75 per diluted share, in the same period last year. Our adjusted operating profit for the period was up $960,000 over the same period last year and our adjusted operating ratio improved from 95.8% to 94.6%.

For the nine months our transportation revenue was up $1,580,000, a 2% improvement over the same period last year and the fuel cost savings for the period were greater than the decrease in fuel surcharge revenue by $417,000 adding to the positive improvement. On the expense side the Company improved by $827,000 over the first nine months of last year in reducing out-of-town driver costs, toll charges and rigging expenses. The nine month performance improvement was still lessened by $327,000 of one-time spin-off costs, a $551,000 increase in insurance and losses, a $606,000 increase in driver compensation and benefits as driver turnover worsened, a $231,000 increase in depreciation and a $761,000 increase in corporate expenses (most of which occurred in this third quarter).

Liquidity and Capital Resources. The Company maintains its operating accounts with Wells Fargo bank, N.A. and these accounts directly sweep overnight against the Wells Fargo revolver. As of June 30, 2015, we had $1,430,000 borrowed on this revolver, $2,745,000 outstanding under letters of credit and $20,825,000 available for additional borrowings. The Company was in compliance with all of its loan covenants. The Company expects our fiscal year 2015 cash generation to cover the cost of our operations, all of our budgeted capital expenditures and also allow us to reduce the outstanding amount borrowed under the Wells Revolver.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Nine months Ended June 30,
	2015	2014
Total cash provided by (used for):
Operating activities	$10,930	7,953
Investing activities	(4,858)	(17,555)
Financing activities	(6,072)	9,702
Increase (decrease) in cash and cash equivalents	$—	$100

Outstanding debt at the beginning of the period	7,282	-
Outstanding debt at the end of the period	1,430	10,228

Operating Activities - Net cash provided by operating activities (as set forth in the cash flow statement) was $10,930,000 for the nine months ended June 30, 2015, and $7,953,000 for the comparable period in 2014. The total of net income plus depreciation and amortization and less gains on sales of property and equipment decreased $1,015,000 versus the same period last year. These changes are described above under "Comparative Results of Operations." Net cash flow provided by operating activities was negatively impacted in the same period last year by an increase of $1,392,000 of accounts receivable primarily related to the growth in revenues as a result of the Pipeline acquisition. Accrued liabilities increased $1,780,000 primarily due to lower bonus compensation accruals in the same period last year. These changes comprise the majority of the increase in net cash provided by operating activities. The $2,074,000 impairment charge and the related $809,000 of deferred income taxes are added back to net income as these are non-cash items.

Investing Activities – Investing activities include the purchase of property and equipment, any business acquisitions and proceeds from sales of these assets upon retirement. For the first nine months ended June 30, 2015, we spent $4,858,000 on equipment net of proceeds from retirements. For the first nine months ended June 30, 2014 we spent $17,555,000 consisting of $7,532,000 on equipment net of retirements and $10,023,000 for the Pipeline acquisition.

Financing Activities –Financing activities primarily include net changes to our outstanding revolving debt. For the first nine months ended June 30, 2015 we used $6,072,000 of cash to pay down debt. During the nine months ended June 30, 2014, we increased our borrowings by $9,702,000 primarily due to the purchase of Pipeline, to fund Pipeline receivables and to purchase a larger amount of property and equipment than the usual quarterly expenditures. Our outstanding long-term debt was $1,430,000 on June 30, 2015 as compared to $10,228,000 at June 30, 2014.

Credit Facilities - In connection with the Spin-off, on January 30, 2015, the Company entered into a five-year credit agreement with Wells Fargo Bank N.A. which provides a $25 million revolving line of credit with a $10 million sublimit for stand-by letters of credit. In connection with the Spin-off, the Company assumed and refinanced onto this new revolving credit line approximately $5.1 million of indebtedness from FRP. The amounts outstanding under the credit agreement bear interest at a rate of 1.0% over LIBOR, which rate may change quarterly based on the Company’s ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment, which fee may change quarterly based on our ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum $25 million tangible net worth. As of June 30, 2015, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $5.4 million combined.

In addition to the unsecured revolving facility provided by Wells Fargo, Management determined the Company needed an additional financing source to provide capital for potential growth opportunities. As a result, the Company closed on a loan from Branch Banking and Trust Company (BB&T) for up to $25 million under a two (2) year revolving facility to be secured by a portion of the Company’s equipment. This facility contains a provision which automatically converts any draws under the revolver into five-year term loans with a seven year amortization. Each draw requires the payment of a bank fee equal to .25% of the amount drawn. Any amounts outstanding under this facility bear interest at a rate of 1.5% over LIBOR, which rate may change quarterly based on the Company’s leverage ratio. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The credit agreement contains certain conditions and financial covenants, including limitations on the payment of cash dividends that are based on the Company’s consolidated retained earnings. As of June, 30, 2015, the Company had not taken any draws against this facility.

Cash Requirements - The Company currently expects its fiscal 2015 capital expenditures to be approximately $10,041,000 for expansion and replacement equipment which we expect to be fully funded by our cash generated from our operations. The Company does not currently pay any cash dividends on common stock. Any excess cash generated during the fiscal year will be used to pay down the Wells Fargo revolver.

Summary and Outlook.

Management’s strategy of letting lower rated business go and replacing it with better rated business resulted in an increase of $1,580,000 in transportation revenue for our first nine months this year versus the same period last year on 577,000 fewer revenue miles. While Management is pleased with the positive trends in our transportation revenue we are still challenged to produce better improvement in bottom line results. Headwinds to our improvement are the continuing high costs associated with hiring and training drivers in this very tight driver market in addition to historically higher medical and risk claims costs. Management is continuing to work with two national firms on reducing the high costs associated with driver turnover and to create a more targeted approach to adding company drivers in markets where it believes that both (i) solid new business opportunities are available and (ii) a good driver applicant pool appears to exist. The intent is to focus on better hiring techniques, improved dispatch process and dispatcher interaction with our drivers, and various aspects of driver pay. A hiring module will be added to our application process that will help local management hire the best possible driver at a faster pace. We will roll out a new dispatcher procedure and training plan that is focused on more positive dispatcher interaction with the driver. We also have already announced a driver pay increase effective July 2015. If diesel prices stay as low as presently exist, our earnings will continue to be impacted until we can establish better rates. Management continues to monitor our position with respect to the levels of self-insurance we will carry on medical claims going forward as the national trend of higher medical costs continues to worsen.

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

Adjusted Net Income

Adjusted net income excludes the impact of the intangible asset impairment charge. Adjusted net income is presented to provide additional perspective on underlying trends in Patriot’s core operating results. A reconciliation between net income and adjusted net income is as follows:

	Three months ended	Nine months ended
	June 30, 2015	June 30, 2015
Net Income	$1,003	1,754
Adjustments:
Intangible asset impairment charge	—	1,265
Adjusted net income	$1,003	3,019

Adjusted Operating Ratio

Adjusted operating ratio excludes the impact of the intangible asset impairment charge. Adjusted operating ratio is presented to provide additional perspective on underlying trends in Patriot’s core operating results. A reconciliation between operating ratio and adjusted operating ratio is as follows:

	Three months ended	Nine months ended
	June 30, 2015	June 30, 2015
Operating ratio	$94.6%	96.8%
Adjustments:
Intangible asset impairment charge	0.0%	(2.2% )
Adjusted operating ratio	$94.6%	94.6%

Adjusted Operating Profit

Adjusted operating profit excludes the impact of the intangible asset impairment charge. Adjusted operating profit is presented to provide additional perspective on underlying trends in Patriot’s core operating results. A reconciliation between operating profit and adjusted operating profit is as follows:

	Three months ended	Nine months ended
	June 30, 2015	June 30, 2015
Operating profit	$1,673	2,953
Adjustments:
Intangible asset impairment charge	—	2,074
Adjusted operating profit	$1,673	5,027

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the Wells Fargo Credit Agreement. The applicable margin for borrowings at June 30, 2015 was 1.0% which is the lowest margin applicable under the Credit Agreement. The applicable margin for such borrowings will be increased in the event our debt to capitalization ratio as calculated under the Credit Agreement reaches certain target levels. Based upon our indebtedness at June 30, 2015 of $1,430,000, a 1% increase in interest rate would result in $14,300 of additional interest expense annually.

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

As of June 30, 2015, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

(c)
Total
Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
April 1
Through
April 30	—	$—	—	$5,000,000

May 1
Through
May 31	—	$—	—	$5,000,000

June 1
Through
June 30	—	$—	—	$5,000,000

Total	—	$	—

(1) On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise. To date, the Company has not repurchased any common stock of the Company.

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 32.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2015 PATRIOT TRANSPORTATION HOLDING, INC.

Thompson S. Baker II

Thompson S. Baker II

President and Chief Executive

Officer

John D. Milton, Jr.

John D. Milton, Jr.

Executive Vice President, Treasurer,

Secretary and Chief

Financial Officer

John D. Klopfenstein

John D. Klopfenstein

Controller and Chief

Accounting Officer

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

EXHIBIT INDEX

(10.6) Credit Agreement, dated May 13, 2015, among Patriot Transportation Holding, Inc. and Branch Banking and Trust Company (BB&T).

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
32