Form 10-K
period 2015-09-30
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2015-12-21
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2015.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36605

_____________________

PATRIOT TRANSPORTATION HOLDING, INC.

(Exact name of registrant as specified in its charter)

_____________________

FLORIDA	47-2482414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 W. Forsyth St., 7th Floor, Jacksonville, Florida	32202
(Address of principal executive offices)	(Zip Code)

(904) 396-5733

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $.10 par value	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  [_]    No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  [_]    No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [X]    No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [X]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  [_]    No  [X]

The number of shares of the registrant’s stock outstanding as of December 7, 2015 was 3,272,804. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of March 31, 2015, the last day of business of our most recently completed second fiscal quarter, was $50,010,251. Solely for purposes of this calculation, the registrant has assumed that all directors, officers and ten percent (10%) shareholders of the Company are affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Patriot Transportation Holding, Inc. 2015 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the Patriot Transportation Holding, Inc. Proxy Statement which will be filed with the Securities and Exchange Commission not later than December 31, 2015 are incorporated by reference in Part III.

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

PART I

Item 1. BUSINESS.

On January 30, 2015, FRP Holdings, Inc. ("FRP") completed the tax-free spin-off (the “Spin-off") of Patriot Transportation Holding, Inc., (the "Company" or "Patriot"). In the Spin-off, FRP distributed all of the outstanding stock of the Company to FRP's shareholders as of the record date of January 9, 2015. FRP’s shareholders received one share of Patriot (stock symbol “PATI”) for every three shares of FRP owned on the record date resulting in 3,242,524 of Patriot shares outstanding on the distribution date. Patriot now is an independent, publicly traded company, and FRP retains no ownership in Patriot.

Patriot was incorporated on August 5, 2014 in connection with a corporate reorganization that preceded the Spin-off. The business of the Company is conducted through our wholly-owned subsidiary, Florida Rock & Tank Lines, Inc. (“Tank Lines”), the same subsidiary through which FRP operated the transportation business prior to the Spin-off.

Our Business. Our business consists of hauling petroleum related products and dry bulk commodities and liquid chemicals. We are one of the largest regional tank truck carriers in North America. According to the Tank Truck Carrier 2014 Gross Revenue Report issued by Bulk Transporter, we are the 15th largest bulk tank carrier in North America by revenue.  We operate terminals in Florida, Georgia, Alabama, South Carolina, North Carolina and Tennessee. We do not own any of the products we haul; rather, we act as a third party carrier to deliver our customers’ products from point A to point B, using predominately Company employees and Company-owned tractors and tank trailers. Approximately 82% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customer’s fuel storage tanks for ultimate sale to the retail consumer. The remaining 18% of our business consists of hauling our customers’ dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of September 30, 2015, we employed 696 revenue-producing drivers who operated our fleet of 477 tractors and 568 trailers from our 21 terminals and 9 satellite locations.

We are an important link in our customers’ fuel supply chain, transporting primarily from petroleum terminals to retail locations such as hypermarkets, convenience stores and truck stops.  We also provide the last mile of delivery service in the liquid chemical and dry bulk business primarily from distribution facilities or manufacturing facilities to the end user.  Cement and ash are delivered to concrete plants, powdered lime to industrial users and liquid chemicals primarily to the end user at a manufacturing plant or water treatment or storage facility.

Tractors and Trailers. During fiscal 2015, the Company purchased 59 new tractors and 27 trailers. Our fiscal 2016 capital budget includes 94 new tractors and 29 new trailers including binding commitments to purchase one tractor at September 30, 2015. We anticipate this more modern fleet will result in reduced maintenance expenses, improved operating efficiencies and enhanced driver recruitment and retention. At September 30, 2015 the Company operated a fleet of 477 tractors and 568 tank trailers, 1 tractor that was being prepared for sale and 15 tractors that were being placed in service. The Company owns all of the tank trailers and tractors used to conduct our business, except for 3 tractors owned by owner-operators and 46 leased tractors that were assumed from Pipeline Transportation, Inc. in November, 2013.

Competitors. The tank lines transportation business is extremely competitive and fragmented. We have between two and six competitors in each of our markets, consisting of other carriers of varying sizes as well as our customers’ private fleets. Price, service and location are the major competitive factors in each local market. Some of our competitors have greater financial resources and a more expansive geographic footprint than our company. Some of our competitors periodically reduce their prices to gain business, which may limit our ability to maintain or increase prices, implement new pricing strategies or maintain significant growth in our business.

Our largest competitors include Kenan Advantage Group, Eagle Transport, Penn Tank Lines, CTL, and Commercial Carriers.  We also compete with smaller carriers in most of our markets.

Our strategy is to build long-term partnerships with our customers based on the highest level of customer service and reliability. The current trend is that hypermarkets and super regional and national chains have emerged to replace many of the independent convenience stores and service stations historically served by many of our competitors. As this continues, we believe that our size, capabilities, scope of services and geographic reach will provide us a competitive advantage over smaller carriers with fewer resources.

Customers. Approximately 82% of our business consists of hauling petroleum related products. Our petroleum clients include major convenience store and hypermarket accounts, fuel wholesalers and major oil companies.  We strive to build long-term relationships with major customers by providing outstanding customer service. During fiscal 2015, the Company’s ten largest customers accounted for approximately 58.9% of revenue. One of these customers, Murphy USA, accounted for 22.0% of revenue. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income. Our transportation services agreements with our customers generally are terminable upon 90-120 days’ notice, but nine of our top 10 accounts have been customers for at least 10 years.

Our dry bulk and chemical customers include large industrial companies including cement and concrete accounts and product distribution companies.  Our customer relationships are long-standing and have grown over time as a result of consistently high safety and service levels.

Sales and Marketing. Our marketing activities are focused on building our relationships with existing customers as well as developing new business opportunities. Our senior management team has extensive experience in marketing specialized fuels delivery services. In addition, significant portions of our marketing activities are conducted locally by our regional managers, terminal managers and dispatchers who act as local customer service representatives. These managers and dispatchers maintain regular contact with customers and are well-positioned to identify the changing transportation needs of customers in their respective geographic areas. We also actively participate in various trade associations, including the National Tank Truck Carriers Association, various state petroleum marketing associations and the Society of Independent Gasoline Marketers Association.

Environmental Matters. Our activities, which involve the transportation, storage and disposal of fuels and other hazardous substances and wastes, are subject to various federal, state and local health and safety laws and regulations relating to the protection of the environment, including, among others, those governing the transportation, management and disposal of hazardous materials, vehicle emissions, underground and above ground storage tanks and the cleanup of contaminated sites. Our operations involve risks of fuel spillage or seepage, hazardous waste disposal and other activities that are potentially damaging to the environment. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of or liable under applicable laws or regulations, it could significantly increase our cost of doing business.

Most of our truck terminals are located in industrial areas, where groundwater or other forms of environmental contamination may have occurred. Under environmental laws, we could be held responsible for the costs relating to any contamination at those or other of our past or present facilities and at third-party waste disposal sites, including cleanup costs, fines and penalties and personal injury and property damages. Under some of these laws, such as the Comprehensive Environmental Response Compensation and Liability Act (also known as the Superfund law) and comparable state statutes, liability for the entire cost of the cleanup of contaminated sites can be imposed upon any current or former owner or operator, or upon any party who sent waste to the site, regardless of the lawfulness of any disposal activities or whether a party owned or operated a contaminated property at the time of the release of hazardous substances. From time to time, we have incurred remedial costs and/or regulatory penalties with respect to chemical or wastewater spills and releases relating to our facilities or operations, and, notwithstanding the existence of our environmental management program, we may incur such obligations in the future.

The discovery of contamination or the imposition of additional obligations or liabilities in the future could result in a material adverse effect on our financial condition, results of operations or our business reputation. See “Risk Factors—Risks Relating to Our Business—Our operations involve hazardous materials and could result in significant environmental liabilities and costs” for a discussion of certain risks of our being associated with transporting hazardous substances.

Seasonality. Our business is subject to seasonal trends common in the refined petroleum products delivery industry. We typically face reduced demand for refined petroleum products delivery services during the winter months and increased demand during the spring months. Further, operating costs and earnings are generally adversely affected by inclement weather conditions. These factors generally result in lower operating results during the first and fourth quarters of the year and cause our operating results to fluctuate from quarter to quarter. Our operating expenses also have been somewhat higher in the winter months, due primarily to decreased fuel efficiency and increased maintenance costs for tractors and trailers in colder months.

Employees. As of September 30, 2015, the Company employed 979 people.

Financial Information. Financial information about the company is presented in the financial statements included in the accompanying 2015 Annual Report to Shareholders and such information is incorporated herein by reference.

Company Website. The Company’s website may be accessed at www.patriottrans.com. All of our filings with the Securities and Exchange Commission can be accessed through our website promptly after filing. This includes annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports filed or furnished on Form 8-K and all related amendments.

Item 1A. RISK FACTORS.

Our future results may be affected by a number of factors over which we have little or no control. The following issues, uncertainties, and risks, among others, should be considered in evaluating our business and outlook. Also, note that additional risks not currently identified or known to us could also negatively impact our business or financial results.

Risks Relating to Our Business

Our business is subject to general economic and other factors that are largely out of our control and could affect our operations, profitability and cash flow.

Our business is dependent on various economic factors over which we have little control, that include:

•	the availability of qualified drivers;

•	access to the credit and capital markets;

•	rising healthcare costs;

•	increases in fuel prices, taxes and tolls;

•	increases in costs of equipment;

•	interest rate fluctuations;

•	excess capacity in the trucking industry;

•	changes in laws or regulations or changes in license and regulatory fees;

•	potential disruptions at U.S. ports of entry;

•	downturns in customers’ business cycles; and

•	insurance prices.

As a result, we may experience periods of overcapacity, declining prices, lower profit margins and less availability of cash in the future. Our revenues and operating income could be materially adversely affected if we are unable to pass through to our customers the full amount of increased transportation costs.

We would be adversely affected by a decline in demand for hauling petroleum products in our markets.

We derive approximately 82% of our revenues from the hauling of petroleum products, including gasoline, diesel fuel and ethanol. The demand for these services is determined by motor fuel consumption in our markets, which is affected by general economic conditions, employment levels, consumer confidence, spending patterns and gasoline prices. Demand for our petroleum hauling services is also impacted by vehicle fuel efficiency, alternative fuel vehicles and government regulation relating to ethanol. The Energy Information Administration of the U.S. Department of Energy projects that U.S. motor gasoline consumption will decline at an average rate of 1.1% per year between 2012 and 2040 as improvements in fuel efficiency are expected to outpace increases in miles driven.

Advanced technology, improved fuel efficiency and increased use of “green” automobiles (e.g., those automobiles that do not use gasoline or that are powered by hybrid engines) would reduce demand for gasoline. Developments regarding climate change and the effects of greenhouse gas emissions on climate change may lead to increased use of “green” automobiles. Consequently, attitudes toward gasoline and its relationship to the environment may significantly affect our sales and ability to market our products. Reduced consumer demand for gasoline could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be adversely affected by fluctuations in the price and availability of fuel.

We require large amounts of diesel fuel to operate our tractors. In 2013, 2014 and 2015, fuel (including fuel taxes) represented approximately 22.9%, 22.7%, and 16.5%, respectively, of our total revenue. The market price for fuel can be extremely volatile and can be affected by a number of economic and political factors. In addition, changes in federal or state regulations can impact the price of fuel, as well as increase the amount we pay in fuel taxes. We incorporate a fuel surcharge clause in substantially all customer contracts to pass most additional fuel costs above a specified level on to our customers. However, we may not be able to do so in the future.

The amount of the fuel surcharge each month is typically based on the average price of fuel for the prior month; accordingly, our recovery of fuel costs in excess of the levels specified in our contracts lags the actual increase in fuel prices, and we may never be fully reimbursed for increases in fuel prices above the levels specified in our contracts. We currently do not hedge our fuel purchases to protect against fluctuations in fuel prices that are not covered by fuel surcharges, and therefore are at risk to the extent that changes in the market price of fuel are not covered by the fuel surcharge provisions of our customer contracts. In addition, our customers may negotiate rates or contracts that minimize or eliminate our ability to continue passing on fuel price increases to our customers. If fuel prices increase and we are unable to pass the increased cost to our customers, the additional expense could have a material adverse effect on our business, results of operations and financial condition.

Our operations may also be adversely affected by any limit on the availability of fuel. Disruptions in the political climate in key oil producing regions in the world, particularly in the event of wars or other armed conflicts, could severely limit the availability of fuel in the United States. In the event our customers face significant difficulty in obtaining fuel, our business, results of operations and financial condition would be materially adversely affected.

Our business may be adversely affected by seasonal factors and harsh weather conditions.

Our business is subject to seasonal trends common in the refined petroleum products delivery industry. We typically encounter increased demand for fuels delivery services in Florida during the spring months. Further, operating costs and earnings are generally adversely affected by inclement weather conditions. These factors generally result in lower operating results during the first and fourth quarters of the year and cause our operating results to fluctuate from quarter to quarter. Our operating expenses also have been somewhat higher in the winter months, primarily due to decreased fuel efficiency, increased utility costs and increased maintenance costs for tractors and trailers in colder months. An occurrence of unusually harsh or long-lasting inclement weather could have an adverse effect on our operations and profitability.

We operate in a highly competitive industry, and competitive pressures may adversely affect our operations and profitability.

The tank lines transportation business is extremely competitive and fragmented. We compete with many other carriers and varying sizes as well as our customers’ private fleets. Numerous competitive factors could impair our ability to maintain our current level of revenues and profitability and adversely affect our financial condition. These factors include the following:

•	we compete with many other fuels delivery service providers, particularly smaller regional competitors, some of which may have more equipment in, or stronger ties to, the geographic regions in which they operate or other competitive advantages;

•	some of our competitors periodically reduce their prices to gain business, which may limit our ability to maintain or increase prices, implement new pricing strategies or maintain significant growth in our business;

•	many customers periodically accept bids from multiple carriers, and this process may depress prices or result in the loss of some business to competitors;

•	many customers are looking to reduce the number of carriers they use, and in some instances we may not be selected to provide services;

•	consolidation in the fuels delivery industry could create other large carriers with greater financial resources than we have and other competitive advantages relating to their size;

•	the development of alternative power sources for cars and trucks could reduce demand for gasoline; and

•	advances in technology require increased investments to maintain competitiveness, and we may not have the financial resources to invest in technology improvements or our customers may not be willing to accept higher prices to cover the cost of these investments.

If we are unable to address these competitive pressures, our operations and profitability may be adversely affected.

The loss or bankruptcy of one or more significant customers may adversely affect our business.

We are dependent upon a limited number of large customers. Our ten largest customers accounted for approximately 58.9% of our total revenues during the year ended September 30, 2015. In particular, our largest customer, Murphy USA, accounted for 22.0% of our total revenues during fiscal 2015. The loss of one or more of our major customers, or a material reduction in services performed for such customers, would have a material adverse effect on our results of operations. In addition, if one or more of our customers were to seek protection under the bankruptcy laws, we might not receive payment for services rendered and, under certain circumstances, might have to return payments made by these customers during the 90 days prior to the bankruptcy filing. If we were to lose one or more of our key customers, we might not be able to capture additional volume from other customers to offset the fixed costs historically covered by the lost revenue.

Difficulty in attracting and retaining drivers could negatively affect our operations and limit our growth.

There is substantial competition for qualified personnel, particularly drivers, in the trucking industry. We operate in many geographic areas where there is currently a shortage of drivers. Regulatory requirements, including electronic logging, and an improving U.S. jobs market, could continue to reduce the number of eligible drivers in our markets. Any shortage of drivers could result in temporary under-utilization of our equipment, difficulty in meeting our customers’ demands and increased compensation levels, each of which could have a material adverse effect on our business, results of operations and financial condition. A loss of qualified drivers could lead to an increased frequency in the number of accidents, potential claims exposure and, indirectly, insurance costs.

Difficulty in attracting qualified drivers could also require us to limit our growth. Our strategy is to grow in part by expanding existing customer relationships into new markets. However, we may have difficulty finding qualified drivers on a timely basis when presented with new customer opportunities, which could result in our inability to accept or service this business or could require us to increase the wages we pay in order to attract drivers. If we are unable to hire qualified drivers to service business opportunities in new markets, we may have to temporarily send drivers from existing terminals to those new markets, causing us to incur significant costs relating to out-of-town driver pay and expenses. In making acquisitions and converting private fleets, some of the drivers in those fleets may not meet our standards, which would require us to find qualified drivers to replace them. If we are unable to find and retain such qualified drivers on terms acceptable to us, we may be forced to forego opportunities to expand or maintain our business.

If our relationship with our employees were to deteriorate, we may be faced with unionization efforts, labor shortages, disruptions or stoppages, which could adversely affect our business and reduce our operating margins and income.

Our operations rely heavily on our employees, and any labor shortage, disruption or stoppage caused by poor relations with our employees could reduce our operating margins and income. None of our employees are subject to collective bargaining agreements, although unions have traditionally been active in the U.S. trucking industry. Our workforce has been subject to union organization efforts from time to time, and we could be subject to future unionization efforts as our operations expand. Unionization of our workforce could result in higher compensation and working condition demands that could increase our operating costs or constrain our operating flexibility. In addition, we are from time to time subject to wage and hour claims relating to overtime pay where our drivers work more than eight hours in a day but less than 40 hours in a week. We believe we are exempt from overtime pay rules under regulations of the Department of Transportation (“DOT”). However, our operating costs would increase if this exemption were rescinded or if a court determined that we were not exempt from these overtime pay rules.

If we lose key members of our senior management, our business may be adversely affected.

Our ability to implement our business strategy successfully and to operate profitably depends in large part on the continued employment of our senior management team, led by Tom Baker, our president and Chief Executive Officer, John Milton, our Chief Financial Officer and Rob Sandlin, President of Florida Rock & Tank Lines, Inc. If Mr. Baker, Mr. Milton, Mr. Sandlin or the other members of senior management become unable or unwilling to continue in their present positions, our business or financial results could be adversely affected.

If we fail to develop, integrate or upgrade our information technology systems, we may lose customers or incur costs beyond our expectations.

We rely heavily on information technology and communications systems to operate our business and manage our network in an efficient manner. We have equipped our tractors with various mobile communications systems and electronic logging devices that enable us to monitor our tractors and communicate with our drivers in the field and enable customers to track the location and monitor the progress of their cargo through the Internet. Despite redundancies and security measures, our information technology and communications systems remain susceptible to outages, computer viruses, break-ins, human error, data leakage and other disruptions and imperfections. Any of these could impair the efficiency of our operations, inhibit our customer service or reduce customer access to information. In addition, there could be a loss of confidential information, corruption of data, or damage to our reputation. Demand for our services or the profitability of operations could in turn be affected, which could have a negative impact on our results of operations or cash flows.

Increasingly, we compete for customers based upon the flexibility and sophistication of our technologies supporting our services. The failure of hardware or software that supports our information technology systems, the loss of data contained in the systems, or the inability of our customers to access or interact with our website, could significantly disrupt our operations and cause us to lose customers. If our information technology systems are unable to handle additional volume for our operations as our business and scope of service grow, our service levels and operating efficiency will decline. In addition, we expect customers to continue to demand more sophisticated fully-integrated information systems. If we fail to hire and retain qualified personnel to implement and maintain our information technology systems or if we fail to upgrade or replace these systems to handle increased volumes, meet the demands of our customers and protect against disruptions of our operations, we may lose customers, which could seriously harm our business.

To compete effectively, we must anticipate and adapt to technology changes. We may choose new technologies that later prove to be inadequate, or may be forced to implement new technologies, at substantial cost, to remain competitive. In addition, competitors may implement new technologies before we do, allowing such competitors to provide lower priced or enhanced services and superior quality compared to those we provide. This development could have a material adverse impact on our ability to compete.

We are self-insured and/or have deductible exposure to certain claims and are subject to the fluctuations of the insurance marketplace, all of which could affect our profitability.

The primary accident risks associated with our business are:

•	motor-vehicle related bodily injury and property damage;

•	workers’ compensation claims;

•	environmental pollution liability claims;

•	cargo loss and damage; and

•	general liability claims.

We currently maintain insurance for:

•	motor-vehicle related bodily injury and property damage claims;

•	workers’ compensation insurance coverage on our employees; and

•	general liability claims.
13

Our insurance program includes a self-insured deductible of $250,000 per incident for bodily injury, property damage, and currently workers’ compensation (with a basket at $250,000 for all three). In addition, we maintained insurance policies with a total limit of $75 million, of which $74 million was provided under umbrella and excess liability policies and $1 million is provided under a primary liability policy. The $250,000 deductible per incident could adversely affect our profitability, particularly in the event of an increase in the frequency or severity of incidents. Additionally, we are self-insured for damage to the equipment that we own and lease, as well as for cargo losses and such self-insurance is not subject to any maximum limitation. In addition, even where we have insurance, our insurance policies may not provide coverage for certain claims against us or may not be sufficient to cover all possible liabilities.

Our self-insured retentions require us to make estimates of expected loss amounts and accrue such estimates as expenses. Changes in estimates may materially and adversely affect our financial results. In addition, our insurance does not cover claims for punitive damages. As a result of the increase in our self-insured retention, it is likely that we will increase our claims accrual as a result of a possible increase in our claims expense.

We are subject to changing conditions and pricing in the insurance marketplace that in the future could change dramatically the cost or availability of various types of insurance. To the extent these costs cannot be passed on to our customers in increased prices, increases in insurance costs could reduce our future profitability and cash flow.

In addition, our insurance carriers and the states in which we operate require us to post either letters of credit or surety bonds to collateralize our self-insured retention. We currently have letters of credit of $2.7 million outstanding to satisfy these obligations. If our insurance carriers or the states in which we operate require us to increase the amount of collateral we provide in the future, we could face increased costs, including the payment of additional fees to the providers of letters of credit. Since our letters of credit are considered debt under the financial covenants for our financing arrangements, increases in the amount of letters of credit we have outstanding to collateralize our self-insurance obligations will reduce borrowing availability under our credit agreement and reduce our capacity for additional borrowings.

Moreover, any accident or incident involving us, even if we are fully insured or not held to be liable, could negatively affect our reputation among customers and the public, thereby making it more difficult for us to compete effectively, and could significantly affect the cost and availability of insurance in the future. Because we provide “last mile” fuels delivery services, we generally perform our services in more crowded areas, which increases the possibility of an accident involving our trucks.

We operate in a highly regulated industry, and increased costs of compliance with, or liability for violation of, existing or future regulations could significantly increase our costs of doing business.

As a motor carrier, we are subject to regulation by the Federal Motor Carrier Safety Administration (“FMCSA”) and DOT, and by various federal and state agencies. These regulatory authorities exercise broad powers governing various aspects such as operating authority, safety, hours of service, hazardous materials transportation, financial reporting and acquisitions. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment, product-handling requirements and drug testing of drivers. In 2003, Florida Rock & Tank Lines, Inc. underwent a compliance review by the FMCSA in which we retained our satisfactory DOT safety rating. Any downgrade in our DOT safety rating (as a result of new regulations or otherwise) could adversely affect our business.

The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices, emissions or by changing the demand for common or contract carrier services or the cost of providing trucking services. Possible changes include:

•	increasingly stringent environmental regulations, including changes intended to address climate change;

•	restrictions, taxes or other controls on emissions;

•	regulation specific to the energy market and logistics providers to the industry;

•	changes in the hours-of-service regulations, which govern the amount of time a driver may drive in any specific period;

•	driver and vehicle electronic logging requirements;

•	requirements leading to accelerated purchases of new tractors;

•	mandatory limits on vehicle weight and size;

•	driver hiring restrictions;

•	increased bonding or insurance requirements; and

•	mandatory regulations imposed by the Department of Homeland Security.

From time to time, various legislative proposals are introduced, including proposals to increase federal, state, or local taxes, including taxes on motor fuels and emissions, which may increase our operating costs, require capital expenditures or adversely impact the recruitment of drivers.

Restrictions on emissions or other climate change laws or regulations could also affect our customers that use significant amounts of energy or burn fossil fuels in producing or delivering the products we carry. We also could lose revenue if our customers divert business from us because we have not complied with their sustainability requirements.

Our business may be adversely affected by terrorist attacks and anti-terrorism measures.

In the aftermath of the terrorist attacks of September 11, 2001, federal, state and municipal authorities have implemented and are implementing various security measures, including checkpoints and travel restrictions on large trucks and fingerprinting of drivers in connection with new hazardous materials endorsements on their licenses. Such measures may have costs associated with them which we are forced to bear. While we believe we are in compliance with these new regulations, if existing requirements are interpreted differently by governmental authorities or additional new security measures are required, the timing of our deliveries may be disrupted and we may fail to meet the needs of our customers or incur increased expenses to do so. Such developments could have a material adverse effect on our operating results. Moreover, large trucks containing petroleum products are potential terrorist targets, and we may be obligated to take measures, including possible capital expenditures intended to protect our trucks. In addition, the insurance premiums charged for some or all of the coverage maintained by us could continue to increase dramatically or such coverage could be unavailable in the future.

Our operations involve hazardous materials and could result in significant environmental liabilities and costs.

Our activities, which involve the transportation, storage and disposal of fuels and other hazardous substances and wastes, are subject to various federal, state and local health and safety laws and regulations relating to the protection of the environment, including, among others, those governing the transportation, management and disposal of hazardous materials, vehicle emissions, underground and above ground storage tanks and the cleanup of contaminated sites. Our operations involve risks of fuel spillage or seepage, hazardous waste disposal and other activities that are potentially damaging to the environment. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of or liable under applicable laws or regulations, it could significantly increase our cost of doing business.

Most of our truck terminals are located in industrial areas, where groundwater or other forms of environmental contamination may have occurred. Under environmental laws, we could be held responsible for the costs relating to any contamination at those or other of our past or present facilities and at third-party waste disposal sites, including cleanup costs, fines and penalties and personal injury and property damages. Under some of these laws, such as the

Comprehensive Environmental Response Compensation and Liability Act (also known as the Superfund law) and comparable state statutes, liability for the entire cost of the cleanup of contaminated sites can be imposed upon any current or former owner or operator, or upon any party who sent waste to the site, regardless of the lawfulness of any disposal activities or whether a party owned or operated a contaminated property at the time of the release of hazardous substances. From time to time, we have incurred remedial costs and/or regulatory penalties with respect to spills and releases in connection with our operations and, notwithstanding the existence of our environmental management program, such obligations may be incurred in the future. The discovery of contamination or the imposition of additional obligations or liabilities in the future could result in a material adverse effect on our financial condition, results of operations or our business reputation.

Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. If we fail to comply with applicable environmental laws and regulations, we could also be subject to substantial fines or penalties and to civil and criminal liability. As a result, our costs of complying with current or future environmental laws or liabilities arising from such laws may have a material adverse effect on our business, results of operations or financial condition.

We have significant ongoing capital requirements.

Our business requires substantial ongoing capital investment, particularly for tractors, trailers, terminals and technology. Our capital expenditures were approximately $15.6 million, $9.6 million and $9.9 million in 2013, 2014 and 2015, respectively, and we expect to make capital expenditures of approximately $14.6 million during fiscal 2016. We expect that cash flow from operations and borrowings under our revolving credit facility will be our primary sources of financing for capital expenditures. If we are unable to generate sufficient cash from operations or borrow sufficient funds on terms that are acceptable to us, we may be forced to limit our growth and operate existing equipment for significant periods of time, each of which could have a material adverse effect on our business, results of operations and financial condition.

We may face difficulty in purchasing new equipment on a timely basis. Any delay in delivery of equipment could impair our ability to serve our customers, and, to the extent that we must obtain equipment from alternative sources at increased prices, could result in a significant increase in our anticipated capital expenditures and, accordingly, have a material adverse effect on our business, results of operations and financial condition.

Financing may not always be available to fund our activities.

We usually must spend and risk a significant amount of capital to fund our activities. Although most capital needs are funded from operating cash flow, the timing of cash flows from operations and capital funding needs may not always coincide, and the levels of cash flow may not fully cover capital funding requirements.

From time to time, we may need to supplement our cash generated from operations with proceeds from financing activities. We currently have two revolving credit facilities available to us, each for up to $25 million of borrowings, to provide us with available financing for working capital, equipment purchases and other general corporate purposes. These credit facilities are intended to meet any ongoing cash needs in excess of internally generated cash flows.

Our revolving credit agreements restrict our ability to engage in some business activities.

Our revolving credit agreements contain customary negative covenants and other financial and operating covenants that will, among other things:

•	restrict our ability to incur certain additional indebtedness;

•	restrict our ability to make certain investments;

•	restrict our ability to merge with another company;

•	restrict our ability to pay dividends;

•	require us to maintain financial coverage ratios; and

•	prevent us from encumbering certain assets except as approved by the lender.

These restrictions could cause us to default on our credit agreements or negatively affect our operations.

Our growth will depend in part upon making acquisitions, which are subject to the uncertainties of evaluating potential liabilities, integration risks and other difficulties.

Our growth strategy depends in part upon our ability to acquire regional competitors in strategically desirable locations and to integrate them successfully into our existing operations.

Successful acquisitions require an assessment of a number of factors, many of which are beyond our control. These factors include operating costs and potential environmental and other liabilities of acquired companies and the extent to which such acquired companies would retain existing customers and add profitable routes to our geographic scope of coverage. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we perform a review of the companies to be acquired that we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, our review may not permit us to become sufficiently familiar with the companies to fully assess their deficiencies and capabilities.

In seeking acquisitions, we may be required to compete with other potential acquirers, some of which may have substantially greater financial and other resources than those available to us. We are unable to predict whether and when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed on acceptable terms. Further, if we make future acquisitions, we may issue shares of capital stock that dilute other shareholders, incur debt, assume significant liabilities and create additional expenses related to intangible assets, any of which might reduce our reported earnings or earnings per share. In addition, any financing that we might need for these acquisitions may only be available to us on terms that restrict our business and acquisition-related accounting charges may adversely affect our balance sheet and results of operations.

Additionally, we may encounter difficulties in integrating acquired companies into our existing operations and business because they may have substantially different operating characteristics or be in different geographic locations than our existing operations. Once integrated, acquired businesses may not achieve levels of revenues, profitability or productivity comparable to our existing business or otherwise perform as expected. Also, acquisitions may involve difficulties in the retention of personnel, diversion of management’s attention, risks of the customers of acquired companies allocating all or a portion of their business to our competitors while they evaluate the impact of the acquisition, unexpected legal liabilities, and tax and accounting issues. Any inability on our part to consummate and integrate future acquisitions successfully may have a material adverse effect on our results of operations and financial condition.

Risks Relating to Our Common Stock

Your percentage of ownership in the Company may be diluted in the future.

In the future, your percentage ownership in the Company may be diluted because of equity issuances for acquisitions, capital market transactions or other corporate purposes, including equity awards that we will grant to our directors, officers and employees. Our employees have options to purchase shares of our common stock and we anticipate our compensation committee will grant additional stock options or other stock-based awards to our employees. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock. From time to time, we will issue additional options or other stock-based awards to our employees under our employee benefits plans.

In addition, our amended and restated articles of incorporation authorizes us to issue, without the approval of our shareholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.

Certain shareholders have effective control of a significant percentage of our common stock and likely will control the outcome of any shareholder vote.

As of September 30, 2015, two of our directors, Edward L. Baker and Thompson S. Baker II, beneficially own approximately 8% of the outstanding shares of our common stock (65% of such shares are held in trusts under which voting power is shared with other family members) and certain of their family members beneficially own an additional 25%. As a result, these individuals effectively may have the ability to direct the election of all members of our board of directors and to exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving us, our acquisition or disposition of assets, our borrowing of monies, our issuance of any additional securities, our repurchase of common stock and our payment of dividends.

Provisions in our articles of incorporation and bylaws and certain provisions of Florida law could delay or prevent a change in control of us.

The existence of some provisions of our articles of incorporation and bylaws and Florida law could discourage, delay or prevent a change in control of us that a shareholder may consider favorable. These include provisions:

•	providing for a classified board of directors;

•	providing that our directors may be removed by our shareholders only for cause;

•	establishing supermajority vote requirements for our shareholders to approve certain business combinations;

•	establishing supermajority vote requirements for our shareholders to amend certain provisions of our articles of incorporation and our bylaws;

•	authorizing a large number of shares of stock that are not yet issued, which would allow our board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us;

•	prohibiting shareholders from calling special meetings of shareholders or taking action by written consent; and

•	imposing advance notice requirements for nominations of candidates for election to our board of directors at the annual shareholder meetings.

These provisions apply even if a takeover offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is not in our and our shareholders’ best interests.

Risks Related to the Spin-off

Patriot has a limited history of operating as an independent company, and our historical and pro forma financial information is not necessarily representative of the results we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

The Spin-off was completed on January 30, 2015. Certain historical information about Patriot in this Annual Report on Form 10-K refers to the transportation business as operated as part of the consolidated business of FRP. Patriot’s historical and pro forma financial information included in this Annual Report on Form 10-K is derived from the consolidated financial statements and accounting records of FRP. Accordingly, the historical and pro forma financial information included in this Annual Report on Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows that Patriot would have achieved as a separate, publicly traded company during the periods presented or those that Patriot will achieve in the future primarily as a result of the factors described below:

• Prior to the Spin-off, the transportation business was operated by FRP as part of its broader corporate organization, rather than as an independent company. The combined company performed various corporate functions for the transportation business, such as legal, treasury, accounting, auditing, human resources, public affairs and finance. Patriot’s historical and pro forma financial results reflect allocations of corporate expenses from FRP for such functions and were less than the expenses Patriot would have incurred had it operated as a separate publicly traded company.

• Prior to the Spin-off, Patriot’s working capital requirements and capital for its general corporate purposes, including acquisitions and capital expenditures, were satisfied using the credit facilities of FRP. Patriot may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, which may or may not be available and maybe more costly.

• The cost of capital for Patriot’s business may be higher than FRP’s cost of capital prior to the Spin-off.

Other significant changes may occur in Patriot’s cost structure, management, financing and business operations as a result of operating as a separate public company.

Potential indemnification liabilities to FRP pursuant to the Separation agreement could materially adversely affect the Company.

The separation agreement with FRP provides for indemnification obligations designed to make the Company financially responsible for substantially all liabilities that may exist relating to its business activities, whether incurred prior to or after the Company's Spin-off from FRP, as well as those obligations of FRP assumed by the Company pursuant to the separation agreement. If the Company is required to indemnify FRP under the circumstances set forth in the separation agreement, the Company may be subject to substantial liabilities.

We share three of our executives with FRP so those executives do not devote their full time and attention to our business.

Under the terms of the Transition Services Agreement between us and FRP, we provide the services of three of our executive officers to FRP. Thompson S. Baker II, our Chief Executive Officer, John D. Milton, Jr., our Chief Financial Officer, and John D. Klopfenstein, our Controller and Chief Accounting Officer, serve in the same capacities with FRP under the Transition Services Agreement. These executives will spend approximately 50% of their time working with FRP during the term of the Transition Services Agreement, and FRP has agreed to reimburse us for 50% of the total costs associated with these executives (inclusive of overhead). Our business could be adversely impacted by lack of the full-time focus of these executives during the term of the Transition Services Agreement. In addition, these executives may face actual or apparent conflicts of interest if there are issues or disputes under the agreements between us and FRP.

We have potential conflicts of interest with FRP.

We have common management with FRP, which may lead to conflicting interests. Three of our executive officers also serve as executive officers of FRP. Our Chief Executive Officer, Thompson S. Baker II, also will serve as a director of both companies. Our executive officers and members of our board of directors will have fiduciary duties to our shareholders. Likewise, any such persons who serve in similar capacities at FRP will have fiduciary duties to FRP’s shareholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting each company. For example, there will be the potential for a conflict of interest if we and FRP look at acquisitions and other corporate opportunities that may be suitable for each of us. Moreover, after the Spin-off, most of our directors and officers may continue to own FRP stock, and some officers will continue to own options to purchase FRP stock, which they acquired prior to the spin off. These ownership interests could create, or appear to create, potential conflicts of interest when these individuals are faced with decisions that could have different implications for our company and FRP. From time to time, FRP may enter into transactions with us or our subsidiaries or other affiliates. Although the terms of any such transactions will be established based upon negotiations between employees of the companies involved, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as would be the case where the parties are completely at arms’ length.

Our inter-company agreements were negotiated when we were a subsidiary of FRP. We have entered into agreements with FRP pursuant to which we will provide to FRP certain management, administrative, financial, treasury, accounting, tax, legal and other services, for which FRP will reimburse us on a cost basis. In addition, we have entered into a Separation and Distribution Agreement, a Tax Matters Agreement and an Employee Matters Agreement with FRP. The terms of these agreements were established while we were a wholly owned subsidiary of FRP, and hence were not the result of arms’ length negotiations. However, we believe that such terms are commercially reasonable and fair to both parties under the circumstances. Nevertheless, conflicts could arise in the interpretation or any extension or renegotiation of the foregoing agreements after the Spin-off.

There could be significant liability if the distribution of common stock that occurred as a result of the Spin-off is determined to be a taxable transaction.

Our former parent, FRP, received an opinion of outside tax counsel to the effect that, among other things, the Spin-off will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code. The opinion relies on certain facts, assumptions, representations and undertakings from FRP and the Company regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, FRP and its shareholders may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities.

Notwithstanding an opinion of tax counsel, the IRS could determine on audit that the Spin-off is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the share ownership of FRP or the Company after the Spin-off. If the Spin-off is determined to be taxable for U.S. federal income tax purposes, FRP and its shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities and the Company could incur significant liabilities. In connection with the Spin-off, FRP and the Company entered into a tax matters agreement, which describes the sharing of any such liabilities between FRP and the Company.

We may not be able to engage in certain corporate transactions after the Spin-off.

To preserve the tax-free treatment to FRP of the Spin-off and the distribution, under the tax matters agreement that the Company entered into with FRP, we will be restricted from taking any action that prevents the Spin-off and related transactions from being tax-free for U.S. federal income tax purposes. Under the tax matters agreement, for the two-year period following the distribution, we will be prohibited, except in certain circumstances, from:

• entering into any transaction resulting in the acquisition of 40 percent or more of our stock or substantially all of our assets, whether by merger or otherwise;

• merging, consolidating, or liquidating;

• issuing equity securities beyond certain thresholds;

• repurchasing its capital stock; and

• ceasing to actively conduct its business.

These restrictions may limit our ability to pursue certain strategic transactions or other transactions that we may believe to be in the best interests of our shareholders or that might increase the value of our business. In addition, under the tax matters agreement, we are required to indemnify FRP against any such tax liabilities as a result of the acquisition of our stock or assets, even if it did not participate in or otherwise facilitate the acquisition.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

As of September 30, 2015, our terminals and satellite locations were located in the following cities:

State	City	Terminal or Satellite Location	Owned/Leased

Alabama	Anniston	Satellite	Leased
Alabama	Birmingham	Terminal	Leased
Alabama	Mobile	Satellite	Leased
Alabama	Montgomery	Terminal	Leased
Florida	Cape Canaveral	Satellite	Leased
Florida	Ft. Lauderdale	Terminal	Leased
Florida	Freeport	Satellite	Leased
Florida	Jacksonville	Terminal	Owned
Florida	Newberry	Satellite	Leased
Florida	Orlando	Terminal	Leased
Florida	Panama City	Terminal	Owned
Florida	Pensacola	Terminal	Owned
Florida	Tampa	Terminal	Owned
Florida	White Springs	Terminal	Owned
Georgia	Albany	Terminal	Owned
Georgia	Athens	Satellite	Leased
Georgia	Augusta	Terminal	Owned
Georgia	Bainbridge	Terminal	Owned
Georgia	Columbus	Terminal	Owned
Georgia	Doraville	Terminal	Owned
Georgia	Macon	Terminal	Owned
Georgia	Rome	Satellite	Leased
Georgia	Savannah	Terminal	Leased
North Carolina	Charlotte	Satellite	Leased
North Carolina	Wilmington	Terminal	Leased
South Carolina	Belton	Satellite	Leased
South Carolina	Spartanburg	Terminal	Leased
Tennessee	Chattanooga	Terminal	Owned
Tennessee	Nashville	Terminal	Leased
Tennessee	Knoxville	Terminal	Owned

Item 3. LEGAL PROCEEDINGS.

Note 10 to the Consolidated and Combined Financial Statements included in the accompanying 2015 Annual Report to Shareholders is incorporated herein by reference.

Item 4. MINE SAFETY DISCLOSURES.

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There were approximately 440 holders of record of Patriot Transportation Holding, Inc. common stock, $.10 par value, as of September 30, 2015. The Company's common stock is traded on the Nasdaq Stock Market (Symbol PATI).

Price Range of Common Stock. Information concerning stock prices is included under the caption "Quarterly Results" on page 5 of the Company's 2015 Annual Report to Shareholders, and such information is incorporated herein by reference.

Dividends. The Company has not paid a cash dividend in the past and it is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 3 to the consolidated and combined financial statements included in the accompanying 2015 Annual Report to Shareholders and such information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K and such information is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. Share repurchase activity during the three months ended September 30, 2015 was as follows:

Total
Number of
Shares
			Purchased	Approximate
			As Part of	Dollar Value of
	Total		Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
July 1
Through
July 31	—	$—	—	$5,000,000

August 1
Through
August 31	—	$—	—	$5,000,000

September 1
Through
September 30	—	$—	—	$5,000,000

Total	—	$—	—
26

(1) On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise. To date, the Company has not repurchased any common stock of the Company.

Item 6. SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 5 of the Company's 2015 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Information required in response to Item 7 is included under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operation" on pages 6 through 12 of the Company’s 2015 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. We are exposed to the impact of interest rate changes through our variable-rate borrowings under the Credit Agreement. Under the Wells Fargo and BB&T revolving credit lines of credit, the applicable margins for borrowings at September 30, 2015 were 1.0% and 1.5%, respectively. The applicable margin for such borrowings will be reduced or increased in the event that our debt to capitalization ratio as calculated under the Credit Agreement Facilities exceeds a target level.

The Company did not have any variable or fixed rate debt outstanding at September 30, 2015, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

Commodity Price Risk. The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a significant portion of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In fiscal 2015 and 2014, a significant portion of fuel costs was covered through fuel surcharges.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 5 and on pages 13 through 24 of the Company's 2015 Annual Report to Shareholders. Such information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls And Procedures. Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and chief accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such terms is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer, our principal financial officer and our chief accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Annual Report On Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of September 30, 2015.

This Annual Report does not include an attestation report of our Independent Registered Certified Public Accounting Firm, Hancock Askew & Co., LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by our Independent Registered Certified Public Accounting Firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Change In Internal Control Over Financial Reporting. During the fourth quarter of 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations Over Internal Controls. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated and combined financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated and combined financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated and combined financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding the Company’s executive officers and directors (including the disclosure regarding audit committee financial experts), required in response to this Item 10, is included under the captions "Board of Directors and Corporate Governance- Our Board of Directors," "Board of Directors and Corporate Governance- Board Leadership," "Board of Directors and Corporate Governance- Board Committees," "Board of Directors and Corporate Governance- Business Conduct Policies,” “Securities Ownership- Section 16(a) Beneficial Ownership Reporting Compliance,” and "Compensation Discussion and Analysis" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2015.

The Company has adopted a Financial Code of Ethical Conduct applicable to its principal executive officers, principal financial officers and principal accounting officers. A copy of this Financial Code of Ethical Conduct is filed as Exhibit 14 to this Form 10-K. The Financial Code of Ethical Conduct is available on our web site at www.patriottrans.com under the heading Corporate Governance.

Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Board of Directors and Corporate Governance- Board Committees- Compensation Committee," "Non-Employee Director Compensation," "Compensation Discussion and Analysis" and "Executive Compensation" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2015.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in response to this Item 12 is included under the captions "Securities Ownership" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2015.

Equity Compensation Plan Information

Number of
Securities
Remaining
Available
	Number of		for future
	Securities	Weighted	Issuance
	to be	Average	under equity
	issued upon	exercise	Compensation
	exercise of	price of	Plans
	outstanding	outstanding	(excluding
	options,	options,	Securities
	Warrants	warrants	reflected in
	and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation
plans approved by
security holders	75,315	$21.95	194,405

Equity compensation
plans not approved
by security holders	0	0	0

Total	75,315	$21.95	194,405

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 is included under the caption “Related Party Transactions" and “Board of Directors and Corporate Governance- Director Independence " in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2015.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 is included under the captions “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2015.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE.

(a) (1) and (2) Financial Statements and Financial Statement Schedule.

The response to this item is submitted as a separate section. See Index to Financial Statements and Financial Statement Schedule on page 34 of this Form 10-K.

(3) Exhibits.

The response to this item is submitted as a separate section. See Exhibit Index on pages 33 through 34 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patriot Transportation Holding, Inc.

Date: December 21, 2015	By	THOMPSON S. BAKER II
Thompson S. Baker II
Chairman, President and Chief Executive
Officer (Principal Executive Officer)

	By	JOHN D. MILTON, JR.
John D. Milton, Jr.
Executive Vice President, Treasurer,
Secretary and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 21, 2015.

THOMPSON S. BAKER II	EDWARD L. BAKER
Thompson S. Baker II	Edward L. Baker
Chairman, President and	Director, Chairman Emeritus
Chief Executive Officer
(Principal Executive Officer)
LUKE E. FICHTHORN III
Luke E. Fichthorn III
JOHN D. MILTON, JR.	Director
John D. Milton, Jr.
Executive Vice President, Treasurer,
Secretary and Chief Financial	ROBERT H. PAUL III
Officer (Principal Financial Officer)	Robert H. Paul III
Director

JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

JOHN E. ANDERSON
John E. Anderson
Director

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

EXHIBIT INDEX

[Item 14(a)(3)]

(2.1)	Separation and Distribution Agreement, dated as of January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc.(incorporated by reference to Form 8-K filed February 3, 2015).

(3.1)	Patriot Transportation Holding, Inc. Amended and Restated Articles of Incorporation(incorporated by reference to Form 10-Q filed May 15, 2015).

(3.2)	Patriot Transportation Holding, Inc. Amended and Restated Bylaws (incorporated by reference to Form 10-Q filed May 15, 2015).

(10.1)	Credit Agreement, dated January 30, 2015, among Patriot Transportation Holding, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 10-Q filed May 15, 2015).

(10.2)	Tax Matters Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc.(incorporated by reference to Form 8-K filed February 3, 2015).

(10.3)	Transition Services Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to Form 8-K filed February 3, 2015).

(10.4)	Employee Matters Agreement, dated as of January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to Form 8-K filed February 3, 2015).

(10.5)	2014 Equity Incentive Plan for Patriot Transportation Holding, Inc. (incorporated by reference to Form 10-Q filed May 15, 2015).

(10.6)	Management Incentive Compensation Plan (incorporated by reference to Form 10-Q filed May 15, 2015).

(10.7)	Credit Agreement, dated May 13, 2015, among Patriot Transportation Holding, Inc. and Branch Banking and Trust Company (BB&T) (incorporated by reference to Form 10-Q filed August 6, 2015).

(14)	Financial Code of Ethical Conduct between the Company, Chief Executive Officers, and Financial Managers, as adopted on May 6, 2015, which is available on the Company’s website at www.patriottrans.com.

(21)

Subsidiaries of Registrant at September 30, 2015: Florida Rock & Tank Lines, Inc. (a Florida corporation); STI Holding, Inc. (a Florida corporation); Patriot Transportation of Florida, Inc. (a Florida corporation).

(23)(a)	Consent of Hancock Askew & Co., Inc., Independent Registered Certified Public Accounting Firm, appears on page 35 of this Form 10-K.

(31)(a)	Certification of Thompson S. Baker II.
(31)(b)	Certification of Thompson S. Baker II.
(31)(c)	Certification of John D. Klopfenstein.
(32)	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

PATRIOT TRANSPORTATION HOLDING, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

(Item 15(a) (1) and 2))

	Page
Consolidated and Combined Financial Statements:
Consolidated and combined balance sheets at September
30, 2015 and 2014	14	(a)

For the years ended September 30, 2015, 2014 and 2013:
Consolidated and combined statements of income	13	(a)
Consolidated and combined statements of comprehensive income	13	(a)
Consolidated and combined statements of cash flows	15	(a)
Consolidated and combined statements of shareholders' equity/net investment	16	(a)

Notes to consolidated and combined financial statements	17-24	(a)

Report of Independent Registered Certified Public
Accounting Firm	25	(a)

Selected quarterly financial data (unaudited)	5	(a)

Consent of Independent Registered Certified Public
Accounting Firm	35	(b)

Report of Independent Registered Certified Public
Accounting Firm on Financial Statement Schedule	35	(b)

Consolidated and Combined Financial Statement Schedule:

II - Valuation and qualifying accounts	36	(b)

(a) Refers to the page number in the Company's 2015 Annual Report to Shareholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b) Refers to the page number in this Form 10-K

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated and combined financial statements.

                                                         Exhibit 23

CONSENT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-201791 and 333-201792) of Patriot Transportation Holding, Inc. of our report dated December 21, 2015 relating to the consolidated and combined financial statements which appear in the Annual Report to Shareholders incorporated by reference herein. We also consent to the incorporation by reference of our report dated December 21, 2015, relating to the financial statement schedule, which appears in this Form 10-K.

Hancock Askew & Co., LLP

Savannah, Georgia

December 21, 2015

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

Patriot Transportation Holding, Inc.:

Our audit of the consolidated and combined financial statements referred to in our report dated December 21, 2015 appearing in the 2015 Annual Report to Shareholders of Patriot Transportation Holding, Inc. (which report and consolidated and combined financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audit. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated and combined financial statements.

Hancock Askew & Co., LLP

Savannah, Georgia

December 21, 2015

PATRIOT TRANSPORTATION HOLDING, INC.

SCHEDULE II (CONSOLIDATED AND COMBINED) - VALUATION

AND QUALIFYING ACCOUNTS

YEARS ENDED SEPTEMBER 30, 2015, 2014 AND 2013

		ADDITIONS	ADDITIONS
	BALANCE	CHARGED TO	CHARGED TO				BALANCE
	AT BEGIN.	COST AND	OTHER				AT END
	OF YEAR	EXPENSES	ACCOUNTS		DEDUCTIONS		OF YEAR

Year Ended
September 30, 2015:

Allowance for
doubtful accounts	$155,476	$144	$—		$11,632	(a)	$143,988
Accrued risk
Insurance:
Tanklines	$1,551,255	$2,317,467	$—		$2,895,568		$973,154
Accrued health
Insurance	1,036,219	3,948,125	3,772	(c)	3,813,166	(b)	1,174,950
Totals -
Insurance	$2,587,474	$6,265,592	$3,772		$6,708,734		$2,148,104

Year Ended
September 30, 2014:

Allowance for
doubtful accounts	$161,934	$52,083	$—		$58,541	(a)	$155,476
Accrued risk
Insurance:
Tanklines	$1,536,758	$3,165,528	$—		$3,151,031		$1,551,255
Accrued health
Insurance	898,127	3,899,037	3,589	(c)	3,764,534	(b)	1,036,219
Totals -
Insurance	$2,434,885	$7,064,565	$3,589		$6,915,565		$2,587,474

Year Ended
September 30, 2013:

Allowance for
doubtful accounts	$128,604	$40,184	$—		$6,854	(a)	$161,934
Accrued risk
Insurance:
Tanklines	$3,670,950	$1,919,650	$—		$4,053,842		$1,536,758
Accrued health
Insurance	1,248,517	2,211,550	—	(c)	2,561,940	(b)	898,127
Totals -
Insurance	$4,919,467	$4,131,200	$—		$6,615,782		$2,434,885

(a) Accounts written off less recoveries

(b) Payments

(c) Other comprehensive income (ASC Topic 715).