Form 10-Q
period 2015-12-31
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2016-02-09
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2015.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [x]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2015
Common Stock	3,272,804

1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2015

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED BALANCE SHEETS

(Unaudited)                    (In thousands)

	December 31,	September 30,
Assets	2015	2015
Current assets:
Cash and cash equivalents	$—	—
Accounts receivable (net of allowance for
doubtful accounts of $147 and $144, respectively)	6,492	7,382
BP claim settlement receivable	1,687	—
Federal and states taxes receivable	178	115
Inventory of parts and supplies	773	780
Prepaid tires on equipment	1,889	2,019
Prepaid taxes and licenses	479	694
Prepaid insurance	529	748
Prepaid expenses, other	49	58
Total current assets	12,076	11,796

Property and equipment, at cost	100,011	99,986
Less accumulated depreciation	59,314	57,366
Net property and equipment	40,697	42,620

Goodwill	3,431	3,431
Intangible assets, net	1,338	1,384
Other assets, net	276	295
Total assets	$57,818	59,526

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,092	4,163
Bank overdraft	324	773
Accrued payroll and benefits	3,310	5,363
Accrued insurance	864	1,102
Accrued liabilities, other	590	393
Total current liabilities	7,180	11,794

Long-term debt	478	—
Deferred income taxes	8,995	8,334
Accrued insurance	1,026	1,026
Other liabilities	1,156	1,170
Total liabilities	18,835	22,324
Commitments and contingencies (Note 8)
Shareholders’ Equity:
Preferred stock, 5,000,000 shares authorized,
of which 250,000 shares are designated Series A
Junior Participating Preferred Stock; $0.01 par
value; none issued and outstanding	—	—
Common stock, $.10 par value; (25,000,000 shares
authorized; 3,272,804 and 3,272,804 shares issued
and outstanding, respectively)	327	327
Capital in excess of par value	35,411	35,005
Retained earnings	3,194	1,819
Accumulated other comprehensive income, net	51	51
Total shareholders’ equity	38,983	37,202
Total liabilities and shareholders’ equity	$57,818	59,526

See notes to consolidated and combined financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 31,
	2015	2014
Revenues:
Transportation revenues	$28,009	27,292
Fuel surcharges	1,362	4,425
Total revenues	29,371	31,717

Cost of operations:
Compensation and benefits	12,572	11,983
Fuel expenses	3,825	6,005
Repairs & tires	1,809	1,814
Other operating	1,090	1,137
Insurance and losses	3,018	2,839
Depreciation expense	2,148	2,108
Rents, tags & utilities	949	941
Sales, general & administrative	2,399	2,322
Corporate expenses	958	919
Loss (Gain) on equipment sales	4	(184)
Total cost of operations	28,772	29,884

Total operating profit	599	1,833

BP claim settlement	1,687	—
Interest income and other	3	—
Interest expense	(35)	(26)

Income before income taxes	2,254	1,807
Provision for income taxes	879	705

Net income	$1,375	1,102

Comprehensive Income	$1,375	1,102

Earnings per common share:
Net Income-
Basic	0.42	0.34
Diluted	0.42	0.34

Number of shares (in thousands) used in computing:
-basic earnings per common share	3,273	3,243
-diluted earnings per common share	3,277	3,243

See notes to consolidated and combined financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014

(In thousands)

(Unaudited)

	Three months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,375	1,102
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,403	2,383
Deferred income taxes	661	592
Gain on sale of equipment and property	(36)	(184)
Stock-based compensation	136	85
Net changes in operating assets and liabilities:
Accounts receivable	890	(163)
BP claim settlement receivable	(1,687)	—
Inventory of parts and supplies	7	8
Prepaid expenses and other current assets	573	454
Other assets	4	—
Accounts payable and accrued liabilities	(4,165)	(738)
Income taxes payable and receivable	(63)	(10)
Long-term insurance liabilities and other long-term
liabilities	(14)	5
Net cash provided by operating activities	84	3,534

Cash flows from investing activities:
Purchase of property and equipment	(449)	(2,463)
Proceeds from the sale of property and equipment	66	270
Net cash used in investing activities	(383)	(2,193)

Cash flows from financing activities:
Decrease in bank overdrafts	(449)	(525)
Proceeds from borrowing on revolving credit facility	13,366	11,825
Payments on revolving credit facility	(12,888)	(12,556)
Excess tax benefits from exercise of stock options	270	—
Net distributions to FRP prior to spin-off	—	(85)
Net cash provided by (used in) financing activities	299	(1,341)

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of the period	$—	—

See notes to consolidated and combined financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Company’s Business. The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customer’s products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 82% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customer’s fuel storage tanks for ultimate sale to the retail consumer. The remaining 18% of our business consists of hauling our customer’s dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of December 31, 2015, we employed 704 revenue-producing drivers who operated our fleet of 488 tractors and 563 trailers from our 21 terminals and 9 satellite locations in Florida, Georgia, Alabama, South Carolina, North Carolina and Tennessee.

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

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016. The accompanying consolidated and combined financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2015.

(2) Recently Issued Accounting Standards. In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance becomes effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company adopted this guidance retrospectively as of October 1, 2015 and reclassified $309,000 of deferred tax liability as of September 30, 2015 from current to long term.

In January 2015, the FASB issued ASU 2015-01, "Income Statement—Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." This guidance is effective for annual periods beginning on or after December 15, 2015 and interim periods within those years, with early adoption permitted. The Company adopted this guidance as of October 1, 2015 and the adoption had no effect on our results of operations or financial position.

(3) Related Party Agreements. In order to effect the Spin-off and govern our relationship with FRP Holdings, Inc. after the Spin-off, we entered into an Employee Matters Agreement and a Transition Services Agreement. The Employee Matters Agreement generally allocates responsibilities to each company for liabilities relating to each Company’s current and former employees and allocated responsibilities under employee benefit plans. The Transition Services Agreement sets forth the terms on which the Company will provide to FRP certain services that were shared prior to the Spin-off, including the services of certain shared executive officers, for a period of 12 or more months after the Spin-off.

The consolidated and combined statements of income reflect charges and/or allocation to FRP Holdings, Inc. for these services of $386,000 and $794,000 for the three months ended December 31, 2015 and 2014, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as a reduction to corporate expenses.

To determine these allocations between FRP and Patriot as set forth in the Transition Services Agreement, we generally employed the same methodology historically used by the Company pre Spin-off to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis as the terms were negotiated while Patriot was still a subsidiary of FRP.

Patriot provides information technology services and previously subleased office space to Bluegrass Materials Company, LLC (“Bluegrass”). Mr. John Baker, brother of Edward L. Baker and uncle of Thompson S. Baker II, serves as Chairman of Bluegrass, and his son, Edward L. Baker II, serves as its Chief Executive Officer. Messrs. John Baker and Edward L. Baker II have a beneficial ownership interest in Bluegrass. Bluegrass paid $123,000 and $103,000 to the Company for the three months ended December 31, 2015 and 2014 respectively for such information technology services and office space.

(4) Long-Term debt. The Company’s long-term debt is summarized as follows (in thousands):

	December 31,	September 30,
	2015	2015
Revolving credit (uncollateralized)	$478	—

Prior to the Spin-off, the Company was permitted to borrow under FRP's credit agreement with Wells Fargo Bank, N.A. (the "FRP Credit Agreement"). On January 30, 2015, the Company entered into a new $25 million, five year, revolving credit agreement with Wells Fargo Bank, N.A. and assumed and refinanced $5.1 million then outstanding on the FRP Credit Agreement into this new revolver. As of December 31, 2015, we had $478,000 of debt outstanding on this revolver, $3,245,000 letters of credit and $21,277,000 available for additional borrowings. The credit agreement contains certain conditions, affirmative financial covenants and negative covenants including limitations on paying cash dividends. The Company was in compliance with all of its loan covenants as of December 31, 2015.

In addition to the unsecured revolving facility provided by Wells Fargo, Management determined the Company needed an additional financing source to provide capital for potential growth opportunities. As a result, the Company closed on a loan from Branch Banking and Trust Company (BB&T) for up to $25 million under a two (2) year revolving facility to be secured by a portion of the Company’s equipment. This facility contains a provision which automatically converts any draws under the revolver into five-year term loans with a seven year amortization. As of December 31 2015, the Company had not taken any draws against this facility.

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

The following details the computations of the basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	Three Months ended
	December 31,
	2015	2014
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	3,273	3,243

Common shares issuable under
share based payment plans
which are potentially dilutive	4	—

Common shares used for diluted
earnings per common share	3,277	3,243

Net income	$1,375	1,102

Earnings per common share:
-basic	$0.42	0.34
-diluted	$0.42	0.34

For the three months ended December 31, 2015, 64,047 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

Patriot Incentive Stock Plan

In January, 2015 the Board of Directors of the Company adopted the Patriot Transportation Holding, Inc. Incentive Stock Plan. Grants were issued based upon all outstanding FRP options held by company directors, officers and key employees on January 30, 2015 with the same remaining terms. The grants were based upon the FRP options outstanding at 24.86% of the previous exercise price based upon the when issued market value of the Company compared to the market value of FRP on that day. Simultaneously, the number of shares were divided by 3 and the exercise price multiplied by 3 to adjust for the Spin-off distribution of 1 for 3 shares of FRP. The number of common shares available for future issuance was 155,611 at December 31, 2015.

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

The Company recorded the following stock compensation expense for FRP and Patriot options (including allocations in periods prior to the Spin-off) in its consolidated and combined statements of income (in thousands):

	Three Months ended
	December 31,
	2015	2014
Stock option grants	$136	85
Annual director stock award	—	—
	$136	85

A summary of Company stock options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at
October 1, 2015	75,315	$21.95	5.8	$666
Granted	38,794	$23.78		$362
Outstanding at
December 31, 2015	114,109	$22.57	7.0	$1,028
Exercisable at
December 31, 2015	68,049	$21.43	5.5	$548
Vested during
three months ended
December 31, 2015	13,651			$318

The aggregate intrinsic value of exercisable Company options was $152,000 and the aggregate intrinsic value of all outstanding in-the-money options was $169,000 based on the Company’s market closing price of $22.50 on December 31, 2015 less exercise prices.

The realized tax benefit from Patriot option exercises during fiscal 2016 was $270,000 which pertained to FRP options exercised that were granted prior to the Spin-off to persons employed by Patriot. The unrecognized compensation expense of Patriot options granted as of December 31, 2015 was $924,000, which is expected to be recognized over a weighted-average period of 3.3 years.

(7) Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 means the use of quoted prices in active markets for identical assets or liabilities. Level 2 means the use of values that are derived principally from or corroborated by observable market data. Level 3 means the use of inputs are those that are unobservable and significant to the overall fair value measurement.

As of December 31, 2015 the Company had no assets or liabilities measured at fair value on a recurring or non-recurring basis.

At December 31, 2015 and 2014, the carrying amount reported in the consolidated and combined balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other financial instruments approximate their fair value based upon the short-term nature of these items. We believe the fair value of the allocated outstanding debt obligations approximate their carrying value as the related debt agreements reflect present market terms and as certain debt obligations contain certain interest rates that reset periodically based on current market indices.

(8) Contingent liabilities. The Company is involved in litigation on a number of matters and is subject to certain claims which arise in the normal course of business. The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage. There is a reasonable possibility that the Company’s estimate of vehicle and workers’ compensation liability may be understated or overstated but the possible range cannot be estimated. The liability at any point in time depends upon the relative ages and amounts of the individual open claims. In the opinion of management none of these matters are expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(9) Concentrations.

Market: The Company primarily serves customers in the petroleum industry in the Southeastern U.S. Significant economic disruption or downturn in this geographic region or within these industries could have an adverse effect on our financial statements.

Customers: During the first three months of fiscal 2016, the Company’s ten largest customers accounted for approximately 61.3% of our revenue and one of these customers accounted for 23.4% of our revenue. Accounts receivable from the ten largest customers were $3,941,000 and $4,596,000 at December 31, 2015 and September 30, 2015 respectively. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income.

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

The goodwill recorded resulting from the acquisition amounted to $2,344,000 and is shown on the consolidated and combined balance sheets under Goodwill, and is amortizable for tax purposes. The other intangible assets acquired in the transaction are reflected in the line Intangible assets, net on the consolidated and combined balance sheets. In connection with the Pipeline acquisition, the Company assumed certain vehicle leases. As of December 31, 2015 these non-cancellable operating leases will require minimum annualized rental payments approximating $820,000 for the next 1.8 fiscal years.

(11) Unusual or Infrequent Items Impacting Quarterly Results.

On October 20, 2015, the Company received notice from the Claims Administrator for the Deepwater Horizon Economic and Property Damages Settlement Program that the Company’s claim in the amount of $2,106,281 qualifies for payment under the terms of the Economic and Property Damages Settlement Agreement.  On December 18, 2015 BP accepted the Company’s proposal of $2,047,651.  The Company received payment of $1,687,085 on January 6, 2016 net of all contingency fees. As of December 31, 2015 this amount is included as a receivable and other income.

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

Overview

The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customer’s products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 82% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customer’s fuel storage tanks for ultimate sale to the retail consumer. The remaining 18% of our business consists of hauling our customer’s dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of December 31, 2015, we employed 704 revenue-producing drivers who operated our fleet of 488 tractors and 563 trailers from our 21 terminals and 9 satellite locations in Florida, Georgia, Alabama, South Carolina, North Carolina and Tennessee.  We experience increased seasonal demand in the spring and summer months in most of our markets.

Our industry is characterized by such barriers to entry as the time and cost required to develop the capabilities necessary to handle hazardous material, the resources required to recruit, train and retain drivers, substantial industry regulatory and insurance requirements and the significant capital investments required to build a fleet of equipment,establish a network of terminals and, in recent years, the cost to build and maintain sufficient information technology resources to allow us to interface with and assist our customers in the day-to-day management of their product inventories.

Our ability to provide superior customer service at competitive rates and to operate safely and efficiently is important to our success in growing our revenues and increasing profitability. Our focus is to grow our profitability by executing on our key strategies of (i) increasing our business with existing and new customers, particularly hypermarket and large convenience store chains, that are willing to compensate us for our ability to provide superior, safe and reliable service which facilitates their ability to grow their market share and footprint with confidence,

(ii) expanding our service offerings with respect to dry bulk and chemical products particularly in markets where we already operate terminals, (iii) earning the reputation as the preferred employer for tank truck drivers in all the markets in which we operate and (iv) pursuing strategic acquisitions. Our ability to execute this strategy depends on continuing our dedicated commitments to customer service and safety and continuing to recruit and retain qualified drivers.

Our industry is experiencing a severe driver shortage. As the need to hire drivers has risen across our industry the trend we are seeing is that more and more of the applicants are drivers with little to no experience in the tank truck business. Our management team is keenly focused on continuing to grow our driver count in markets where there are opportunities for us to grow our business and to retain all of our drivers at the levels we have historically achieved while balancing the aforementioned trends and associated risks of the “new to the industry” driver applicant pool. In an effort to improve our success rate against this challenging trend, we are continuing to work with two third-party consultants. Through the implementation of a new software program, the first consultant is helping us to identify, communicate with and ultimately hire qualified drivers much more quickly than we were able to do in the past. The second consultant is helping us determine (pre-hire) which new driver applicants are less likely to turnover early on in their careers with us thus adding new and valuable information into our hiring decision making process.

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

While our base rates include a fixed amount to cover our cost of fuel using an assumed price for diesel, we have fuel surcharges in place with our customers that allow us to obtain compensation for any additional fuel expense incurred when the price of diesel rises above that assumed price. Likewise, for some customers, the fuel surcharge system allows the customer to recoup some of the fuel savings from us when the price of diesel drops below that assumed price. There is a time lag between fuel price fluctuations and changes to fuel surcharges to our customers. In a rapidly rising price environment this time lag can negatively impact the Company’s financial results as we must pay the higher fuel cost immediately but in most cases aren’t able to adjust fuel surcharges to our customers until the end of the month.

The main factors that affect our total revenue are the number of revenue miles driven, rates per mile, quantity of products hauled and the amount of fuel surcharges.

Our operating costs primarily consist of the following:

•	Compensation and Benefits - Wages and employee benefits for our drivers and terminal support personnel is the largest component of our operating costs. These costs are impacted by such factors as miles driven, driver pay increases, driver turnover and training costs and additional driver pay due to temporary out-of-town deployments to serve new business;

•	Fuel Expenses - Our fuel expenses will vary depending on miles driven as well as such factors as fuel prices (which can be highly volatile), the fuel efficiency of our fleet and the average haul length;

•	Repairs and Tires – This category consists of vehicle maintenance and repairs (excluding shop personnel) and tire expense (including amortization of tire cost and road repairs). These expenses will vary based on such factors as miles driven, the age of our fleet, and tire prices.

•	Other Operating Expenses – This category consists of tolls, hiring costs, out-of-town driver travel cost, terminal facility maintenance and other operating expenses. These expenses will vary based on such factors as, driver availability and out-of-town driver travel requirements, business growth and inflation among others;

•	Insurance and Losses – This category includes costs associated with insurance premiums, and the self-insured portion of liability, worker’s compensation, health insurance and cargo claims and wreck repairs. We work very hard to manage these expenses through our safety and wellness programs, but these expenses will vary depending on the frequency and severity of
18

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

To measure our performance, management focuses primarily on transportation revenue growth, revenue miles, our preventable accident frequency rate (“PAFR”), our operating ratio (defined as our operating expenses as a percentage of our operating revenue), turnover rate and average driver count (defined as average number of revenue producing drivers under employment over the specified time period) as compared to the same period in the prior year.

ITEM	Q1 2016 vs. Q1 2015
Total Revenue	Down 7%
Transportation Revenue	Up 2.6%
Revenue Miles	Down by 3.4%
PAFR	Up by 35.7%
GAAP Operating Ratio	3.8% Worse
Driver Turnover Rate	Down 5%
Average Number of Drivers	Up 2.8%

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

Highlights of the First Quarter of Fiscal 2016

•	Net income was $1,375,000 or $.42 per share (which included $1,029,000, or $0.31 per share, of net income from the settlement of a claim in connection with the 2010 Deepwater Horizon event) compared to net income of $1,102,000 or $.34 per share in the same quarter last year.
•	Transportation revenue increased $717,000, or 2.6% despite a decrease in revenue miles.
•	Fuel cost net of fuel surcharges increased $883,000.
•	Operating profit declined $1,234,000 to $599,000 compared to the same quarter last year.
•	We grew our ending driver count for this quarter to 704 versus 686 in the same quarter last year.
•	Annualized turnover rate improved sequentially from 79% in the fourth quarter of last year to 65% this quarter.
•	The Company successfully completed negotiations and entered into a settlement agreement with BP Exploration and Production, Inc. resulting in other income of $1,687,000 as compensation for damages arising out of the Deepwater Horizon event that occurred in 2010.
20

Comparative Results of Operations for the Three months ended December 31, 2015 and 2014

	Three months ended December 31
(dollars in thousands)	2015	%	2014	%

Revenue miles (in thousands)	10,436		10,804

Revenues:
Transportation revenue	$28,009	95.4%	27,292	86.0%
Fuel surcharges	1,362	4.6%	4,425	14.0%
Total Revenues	29,371	100.0%	31,717	100.0%

Cost of operations:
Compensation and benefits	12,572	42.8%	11,983	37.8%
Fuel expenses	3,825	13.0%	6,005	18.9%
Repairs & tires	1,809	6.2%	1,814	5.7%
Other operating	1,090	3.7%	1,137	3.6%
Insurance and losses	3,018	10.3%	2,839	9.0%
Depreciation expense	2,148	7.3%	2,108	6.6%
Rents, tags & utilities	949	3.2%	941	3.0%
Sales, general & administrative	2,399	8.2%	2,322	7.3%
Corporate expenses	958	3.3%	919	2.9%
Loss (gain) on equipment	4	0.0%	(184)	-0.6%
Total cost of operations	28,772	98.0%	29,884	94.2%

Total operating profit	$599	2.0%	1,833	5.8%

The Company reported net income of $1,375,000 or $.42 per share (which included $1,029,000, or $0.31 per share, of net income from the settlement of a claim in connection with the 2010 Deepwater Horizon event) compared to net income of $1,102,000 or $.34 per share in the same quarter last year.

Total revenues were $29,371,000, down $2,346,000 over the same quarter last year due to lower fuel surcharges of $3,063,000 as the price of diesel fuel was significantly lower this quarter versus the same quarter last year. Additionally, the first quarter of fiscal 2015 benefited greatly from the time lag involved in reducing fuel surcharges during a rapidly declining diesel fuel price environment. Transportation revenues (excluding fuel surcharges) were up $717,000, or 2.6%, to $28,009,000 on 368,000 fewer revenue miles. That is an increase of 6.3% per mile versus the same quarter last year.

Cost of fuel was down $2,180,000 over the same quarter last year which was not enough to fully off-set the $3,063,000 reduction in fuel surcharge revenues resulting in a negative impact of $883,000 this quarter versus the same quarter last year. Fuel surcharge tables are customer specific and can vary considerably from customer to customer. The typical fuel surcharge table provides some margin contribution at higher diesel fuel prices but that is not the case at the lower diesel fuel prices we have been experiencing the past several quarters. As long as the low diesel fuel prices continue, our net fuel cost will be higher, negatively impacting our operating profit. It will take some time to adjust our pricing to reflect more accurately the current cost of doing business.

Compensation and benefits costs were up $589,000 versus the first quarter of fiscal 2015 as we continue to invest in improving in the areas of driver hiring, training and retention through driver pay increases, additional recruiting costs, higher training costs and a newly implemented “minimum pay” scale to help us retain drivers.  We are beginning to see the benefits of our investments as we grew our ending driver count for this quarter to 704 versus 686 in the same quarter last year.   SG&A was up $77,000 (despite $171,000 lower bonus accruals) as we have invested in more resources to help better manage and support our people in the field, to resolve issues with driver hiring and turnover and to support our safety performance. Although the same quarter last year included $250,000 in one-time spin-off costs, corporate expense was $39,000 higher compared to the same quarter last year due to $218,000 professional fees for a corporate opportunity and higher professional fees for our first year end as a public company partially offset by $73,000 lower bonus accruals.

Insurance and losses were up $179,000 as we experienced two incidents in which our equipment was significantly damaged.

As a result, operating profit this quarter was $599,000 versus $1,833,000 in the same quarter last year.

During the quarter, the Company successfully completed negotiations and entered into a settlement agreement with BP Exploration and Production, Inc. resulting in other income of $1,687,000 as compensation for damages arising out of the Deepwater Horizon event that occurred in 2010.

Liquidity and Capital Resources. The Company maintains its operating accounts with Wells Fargo Bank, N.A. and these accounts directly sweep overnight against the Wells Fargo revolver. As of December 31, 2015, we had $478,000 of debt outstanding on this revolver, $3,245,000 letters of credit and $21,277,000 available for additional borrowings. During fiscal 2015, the Company closed on a two (2) year revolving credit facility, to be secured by a portion of the Company’s equipment at the time of draw, from Branch Banking and Trust Company (BB&T) for up to $25 million. This facility contains a provision which automatically converts any draws under the revolver into five-year term loans with a seven year amortization. As of December 31, 2015, the Company had not taken any draws against this facility. The Company expects our fiscal year 2016 cash generation to cover the cost of our operations and all of our budgeted capital expenditures.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Three months Ended December 31,
	2015	2014
Total cash provided by (used for):
Operating activities	$84	3,534
Investing activities	(383)	(2,193)
Financing activities	299	(1,341)
Increase (decrease) in cash and cash equivalents	$—	$—

Outstanding debt at the beginning of the period	—	7,282
Outstanding debt at the end of the period	478	6,551

Operating Activities - Net cash provided by operating activities (as set forth in the cash flow statement) was $84,000 for the three months ended December 31, 2015, and $3,534,000 for the comparable period in 2015. The total of net income plus depreciation and amortization and less gains on sales of property and equipment increased $441,000 versus the same period last year. These changes are described above under "Comparative Results of Operations." Net cash flow provided by operating activities was impacted by the $1,687,000 BP claim settlement receivable which was collected in January 2016. Trade accounts receivable decreased $890,000. Accrued liabilities decreased $4,165,000 compared to $738,000 in the same period last year due to the timing on payments on the purchase of tractors and trailers and payment of the annual bonus compensation in December 2015. These changes comprise the majority of the decrease in net cash provided by operating activities.

Investing Activities – Investing activities include the purchase of property and equipment, any business acquisitions and proceeds from sales of these assets upon retirement. For the first three months ended December 31, 2015, we spent $383,000 on equipment net of proceeds from retirements. For the first three months ended December 31, 2014 we spent $2,193,000 on equipment net of retirements.

Financing Activities – Financing activities primarily include net changes to our outstanding revolving debt. For the first three months ended December 31, 2015 cash provided by financing activities was $299,000. During the three months ended December 31, 2014, we used $1,341,000 to pay down debt. Our outstanding long-term debt was $478,000 on December 31, 2015 compared to $6,551,000 at December 31, 2014.

Credit Facilities - In connection with the Spin-off, on January 30, 2015, the Company entered into a five-year credit agreement with Wells Fargo Bank N.A. which provides a $25 million revolving line of credit with a $10 million sublimit for stand-by letters of credit. In connection with the Spin-off, the Company assumed and refinanced onto this new revolving credit line approximately $5.1 million of indebtedness from FRP. The amounts outstanding under the credit agreement bear interest at a rate of 1.0% over LIBOR, which rate may change quarterly based on the Company’s ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment, which fee may change quarterly based on our ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum $25 million tangible net worth. As of December 31, 2015, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $9.2 million combined.

In addition to the unsecured revolving facility provided by Wells Fargo, Management determined the Company needed an additional financing source to provide capital for potential growth opportunities. As a result, the Company closed on a loan from Branch Banking and Trust Company (BB&T) for up to $25 million under a two (2) year revolving facility to be secured by a portion of the Company’s equipment. This facility contains a provision which automatically converts any draws under the revolver into five-year term loans with a seven year amortization. Each draw requires the payment of a bank fee equal to .25% of the amount drawn. Any amounts outstanding under this facility bear interest at a rate of 1.5% over LIBOR, which rate may change quarterly based on the Company’s leverage ratio. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The credit agreement contains certain conditions and financial covenants, including limitations on the payment of cash dividends that are based on the Company’s consolidated retained earnings. As of December 31 2015, the Company had not taken any draws against this facility.

Cash Requirements - The Company currently expects its fiscal 2016 capital expenditures to be approximately $14,819,000 for expansion and replacement equipment which we expect to be fully funded by our cash generated from our operations. The Company does not currently pay any cash dividends on common stock. Any excess cash generated during the fiscal year will be used to pay down the Wells Fargo revolver.

Summary and Outlook. During the quarter, higher costs associated with hiring drivers, insurance and losses and the lower fuel surcharges more than offset the growth in our transportation revenue. Management believes we are seeing the benefits of our investment on the driver hiring and retention front as our driver count has grown and our annualized turnover rate improved from 79% in the fourth quarter of last year to 65% this quarter. Our primary goal for our shareholders is to grow profitably, maintain a strong balance sheet and get back to our targeted returns on capital employed. To that end, we remain focused on improving our transportation revenue per mile, adjusting the fuel surcharge pricing structure with our customer, and growing our driver count to meet the strong seasonal demand typically beginning at the end of the second quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the credit agreements. Under the Wells Fargo and BB&T revolving credit lines of credit, the applicable margins for borrowings at December 31, 2015 were 1.0% and 1.5%, respectively. The applicable margin for such borrowings will be reduced or increased in the event that our debt to capitalization ratio as calculated under the credit agreement exceeds a target levels. Based upon our indebtedness at December 31, 2015 of $478,000, a 1% increase in interest rate would result in $5,000 of additional interest expense annually.

Commodity Price Risk - The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a significant portion of fuel price increases from our customers in the form of fuel surcharges. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In fiscal 2016 and 2015, a significant portion of fuel costs was covered through fuel surcharges.

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

As of December 31, 2015, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

(c)
Total
Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
October 1
Through
October 31	—	$—	—	$5,000,000

November 1
Through
November 30	—	$—	—	$5,000,000

December 1
Through
December 31	—	$—	—	$5,000,000

Total	—	$	—

(1) On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise. To date, the Company has not repurchased any common stock of the Company.

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 29.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

February 8, 2016          PATRIOT TRANSPORTATION HOLDING, INC.

                     Thompson S. Baker II

                     Thompson S. Baker II

                     Chairman, President and Chief

                     Executive Officer (Principal

                     Executive Officer)

                     John D. Milton, Jr.

                     John D. Milton, Jr.

                     Executive Vice President, Treasurer,

                     Secretary and Chief Financial

                     Officer (Principal Financial Officer)

                     John D. Klopfenstein

                     John D. Klopfenstein

                     Controller and Chief Accounting Officer

                    (Principal Accounting Officer)

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2015

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
29