Form 10-Q
period 2016-03-31
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2016-05-09
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2016.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [x]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2016
Common Stock	3,287,253

1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2016

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED BALANCE SHEETS

(Unaudited) (In thousands)

	March 31,	September 30,
Assets	2016	2015
Current assets:
Cash and cash equivalents	$2,018	—
Accounts receivable (net of allowance for
doubtful accounts of $149 and $144, respectively)	7,985	7,382
Federal and states taxes receivable	—	115
Inventory of parts and supplies	768	780
Prepaid tires on equipment	1,924	2,019
Prepaid taxes and licenses	601	694
Prepaid insurance	418	748
Prepaid expenses, other	86	58
Total current assets	13,800	11,796

Property and equipment, at cost	99,464	99,986
Less accumulated depreciation	58,599	57,366
Net property and equipment	40,865	42,620

Goodwill	3,431	3,431
Intangible assets, net	1,291	1,384
Other assets, net	263	295
Total assets	$59,650	59,526

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,634	4,163
Federal and state taxes payable	708	—
Bank overdraft	—	773
Accrued payroll and benefits	3,680	5,363
Accrued insurance	746	1,102
Accrued liabilities, other	263	393
Total current liabilities	9,031	11,794

Long-term debt	—	—
Deferred income taxes	8,664	8,334
Accrued insurance	708	1,026
Other liabilities	1,143	1,170
Total liabilities	19,546	22,324
Commitments and contingencies (Note 8)
Shareholders’ Equity:
Preferred stock, 5,000,000 shares authorized,
of which 250,000 shares are designated Series A
Junior Participating Preferred Stock; $0.01 par
value; none issued and outstanding	—	—
Common stock, $.10 par value; (25,000,000 shares
authorized; 3,287,253 and 3,272,804 shares issued
and outstanding, respectively)	329	327
Capital in excess of par value	35,667	35,005
Retained earnings	4,057	1,819
Accumulated other comprehensive income, net	51	51
Total shareholders’ equity	40,104	37,202
Total liabilities and shareholders’ equity	$59,650	59,526

See notes to consolidated and combined financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,		MARCH 31,
	2016	2015	2016	2015
Revenues:
Transportation revenues	$28,514	27,093	$56,523	54,385
Fuel surcharges	534	2,644	1,896	7,069
Total revenues	29,048	29,737	58,419	61,454

Cost of operations:
Compensation and benefits	12,752	11,773	25,324	23,756
Fuel expenses	3,470	4,861	7,295	10,866
Repairs & tires	1,936	1,906	3,745	3,720
Other operating	1,179	988	2,269	2,125
Insurance and losses	2,218	2,778	5,236	5,617
Depreciation expense	2,125	2,124	4,273	4,232
Rents, tags & utilities	955	954	1,904	1,895
Sales, general & administrative	2,213	2,314	4,612	4,636
Corporate expenses	828	1,132	1,786	2,051
Intangible asset impairment	—	2,074	—	2,074
Gain on equipment sales	(75)	(614)	(71)	(798)
Total cost of operations	27,601	30,290	56,373	60,174

Total operating profit(loss)	1,447	(553)	2,046	1,280

BP claim settlement	—	—	1,687	—
Interest income and other	—	—	3	—
Interest expense	(32)	(23)	(67)	(49)

Income (loss) before income taxes	1,415	(576)	3,669	1,231
Provision for income taxes	552	(225)	1,431	480

Net income (loss)	$863	(351)	$2,238	751

Comprehensive income (loss)	$863	(351)	$2,238	751

Earnings per common share:
Net Income (loss)-
Basic	0.26	(0.11)	0.68	0.23
Diluted	0.26	(0.11)	0.68	0.23

Number of shares (in thousands) used in computing:
-basic earnings per common share	3,283	3,261	3,278	3,261
-diluted earnings per common share	3,286	3,261	3,281	3,269

See notes to consolidated and combined financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2016 AND 2015

(In thousands)

(Unaudited)

	Six months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$2,238	751
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,757	4,782
Intangible asset impairment	—	2,074
Deferred income taxes	330	(1,167)
Gain on sale of equipment and property	(308)	(818)
Stock-based compensation	510	487
Net changes in operating assets and liabilities:
Accounts receivable	(603)	(590)
Inventory of parts and supplies	12	43
Prepaid expenses and other current assets	490	609
Other assets	4	(28)
Accounts payable and accrued liabilities	(2,698)	286
Income taxes payable and receivable	823	552
Long-term insurance liabilities and other long-term
liabilities	(345)	7
Net cash provided by operating activities	5,210	6,988

Cash flows from investing activities:
Purchase of property and equipment	(3,312)	(3,796)
Proceeds from the sale of property and equipment	739	1,051
Net cash used in investing activities	(2,573)	(2,745)

Cash flows from financing activities:
Decrease in bank overdrafts	(773)	(394)
Proceeds from borrowing on revolving credit facility	13,536	21,952
Payments on revolving credit facility	(13,536)	(26,055)
Excess tax benefits from exercise of stock options	154	246
Proceeds from exercised stock options	—	109
Net distributions to FRP prior to spin-off	—	(101)
Net cash used in financing activities	(619)	(4,243)

Net increase in cash and cash equivalents	2,018	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of the period	$2,018	—

See notes to consolidated and combined financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Company’s Business. The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customer’s products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 82% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customer’s fuel storage tanks for ultimate sale to the retail consumer. The remaining 18% of our business consists of hauling our customer’s dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of March 31, 2016, we employed 728 revenue-producing drivers who operated our fleet of 480 tractors and 567 trailers from our 21 terminals and 9 satellite locations in Florida, Georgia, Alabama, South Carolina, North Carolina and Tennessee.

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

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016. The accompanying consolidated and combined financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2015.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard will become effective for the Company beginning with the first quarter 2020 and requires a modified retrospective transition approach and includes a number of practical expedients. Early adoption of the standard is permitted. The Company is currently evaluating the impacts the adoption of this accounting guidance will have on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments will be recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU. Excess tax benefits are currently recorded in equity and as financing activity under the current rules. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating early adoption of this accounting guidance.

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

The consolidated and combined statements of income reflect charges and/or allocation to FRP Holdings, Inc. for these services of $406,000 and $643,000 for the three months ended March 31, 2016 and 2015, and $792,000 and $1,437,000 for the six months ended March 31, 2016 and 2015, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected in the accompanying financial statements as a reduction to corporate expenses.

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

Patriot provides information technology services and previously subleased office space to Bluegrass Materials Company, LLC (“Bluegrass”). Mr. John D. Baker II, brother of Edward L. Baker and uncle of Thompson S. Baker II, serves as Chairman of Bluegrass, and his son, Edward L. Baker II, serves as its Chief Executive Officer. Messrs. John D. Baker II and Edward L. Baker II have a beneficial ownership interest in Bluegrass. Bluegrass paid $165,000 and $137,000 to the Company for the three months ended March 31, 2016 and 2015, and $288,000 and $240,000 for the six months ended March 31, 2016 and 2015, respectively for such information technology services and office space.

On March 31, 2016 the Company sold a 75% interest in the corporate airplane to Messrs. John D. Baker II and Edward L. Baker for $542,625 which was the average of two appraisals. The Company recorded a gain of $196,648 on this sale.

(4) Long-Term debt. The Company’s long-term debt is summarized as follows (in thousands):

	March 31,	September 30,
	2016	2015
Revolving credit (uncollateralized)	$—	—

Prior to the Spin-off, the Company was permitted to borrow under FRP's credit agreement with Wells Fargo Bank, N.A. (the "FRP Credit Agreement"). On January 30, 2015, the Company entered into a new $25 million, five year, revolving credit agreement with Wells Fargo Bank, N.A. and assumed and refinanced $5.1 million then outstanding on the FRP Credit Agreement into this new revolver. As of March 31, 2016 and September 30, 2015, we had no debt outstanding on this revolver, $3,245,000 letters of credit and $21,755,000 available for additional borrowings. The credit agreement contains certain conditions, affirmative financial covenants and negative covenants including limitations on paying cash dividends. The Company was in compliance with all of its loan covenants as of March 31, 2016.

In addition to the unsecured revolving facility provided by Wells Fargo, Management determined the Company needed an additional financing source to provide capital for potential growth opportunities. As a result, the Company closed on a loan from Branch Banking and Trust Company (BB&T) for up to $25 million under a two (2) year revolving facility to be secured by a portion of the Company’s equipment. This facility contains a provision which automatically converts any draws under the revolver into five-year term loans with a seven year amortization. As of March 31 2016, the Company had not taken any draws against this facility.

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

The following details the computations of the basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	Three Months ended		Six months ended
	March 31,		March 31,
	2016	2015	2016	2015
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	3,283	3,261	3,278	3,261

Common shares issuable under
share based payment plans
which are potentially dilutive	3	—	3	8

Common shares used for diluted
earnings per common share	3,286	3,261	3,281	3,269

Net income (loss)	$863	(351)	2,238	751

Earnings per common share:
-basic	$0.26	(0.11)	0.68	0.23
-diluted	$0.26	(0.11)	0.68	0.23

For the three and six months ended March 31, 2016, 83,967 and 73,967 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended March 31, 2015, 35,173 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

Patriot Incentive Stock Plan

In January, 2015 the Board of Directors of the Company adopted the Patriot Transportation Holding, Inc. Incentive Stock Plan. Grants were issued based upon all outstanding FRP options held by company directors, officers and key employees on January 30, 2015 with the same remaining terms. The grants were based upon the FRP options outstanding at 24.86% of the previous exercise price based upon the when issued market value of the Company compared to the market value of FRP on that day. Simultaneously, the number of shares were divided by 3 and the exercise price multiplied by 3 to adjust for the Spin-off distribution of 1 for 3 shares of FRP. The number of common shares available for future issuance was 141,162 at March 31, 2016.

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

The Company recorded the following stock compensation expense for FRP and Patriot options (including allocations in periods prior to the Spin-off) in its consolidated and combined statements of income (in thousands):

	Three Months ended		Six Months ended
	March 31,		March 31,
	2016	2015	2016	2015
Stock option grants	$59	59	195	144
Annual director stock award	315	343	315	343
	$374	402	510	487

A summary of Company stock options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at
October 1, 2015	75,315	$21.95	5.8	$666
Granted	38,794	$23.78		$362
Outstanding at
March 31, 2016	114,109	$22.57	6.8	$1,028
Exercisable at
March 31, 2016	68,049	$21.43	5.3	$548
Vested during
six months ended
March 31, 2016	13,651			$318

The aggregate intrinsic value of exercisable Company options was $61,000 and the aggregate intrinsic value of all outstanding in-the-money options was $67,000 based on the Company’s market closing price of $20.22 on March 31, 2016 less exercise prices.

The realized tax benefit from Patriot option exercises during fiscal 2016 was $323,000 which pertained to FRP options exercised that were granted prior to the Spin-off to persons employed by Patriot. The unrecognized compensation expense of Patriot options granted as of March 31, 2016 was $831,000, which is expected to be recognized over a weighted-average period of 3.2 years.

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

As of March 31, 2016 the Company had no assets or liabilities measured at fair value on a recurring or non-recurring basis.

At March 31, 2016 and September 30, 2015, the carrying amount reported in the consolidated and combined balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other financial instruments approximate their fair value based upon the short-term nature of these items. We believe the fair value of the allocated outstanding debt obligations approximate their carrying value as the related debt agreements reflect present market terms and as certain debt obligations contain certain interest rates that reset periodically based on current market indices.

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

Customers: During the first six months of fiscal 2016, the Company’s ten largest customers accounted for approximately 60.3% of our revenue and one of these customers accounted for 22.7% of our revenue. Accounts receivable from the ten largest customers were $4,850,000 and $4,596,000 at March 31, 2016 and September 30, 2015 respectively. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income.

Deposits: The Company places its cash and cash equivalents with Wells Fargo Bank, N.A. At times, such amounts may exceed FDIC limits.

(10) Unusual or Infrequent Items Impacting Quarterly Results.

On October 20, 2015, the Company received notice from the Claims Administrator for the Deepwater Horizon Economic and Property Damages Settlement Program that the Company’s claim in the amount of $2,106,281 qualifies for payment under the terms of the Economic and Property Damages Settlement Agreement.  On December 18, 2015 BP accepted the Company’s proposal of $2,047,651.  The Company received payment of $1,687,085 on January 6, 2016 net of all contingency fees. This amount is included in other income.

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

Overview

The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customer’s products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 82% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customer’s fuel storage tanks for ultimate sale to the retail consumer. The remaining 18% of our business consists of hauling our customer’s dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of March 31, 2016, we employed 728 revenue-producing drivers who operated our fleet of 480 tractors and 567 trailers from our 21 terminals and 9 satellite locations in Florida, Georgia, Alabama, South Carolina, North Carolina and Tennessee.  We experience increased seasonal demand in the spring and summer months in most of our markets.

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

Our industry is experiencing a severe driver shortage. As the need to hire drivers has risen across our industry the trend we are seeing is that more and more of the applicants are drivers with little to no experience in the tank truck business. Our management team is keenly focused on continuing to grow our driver count in markets where there are opportunities for us to grow our business and to retain all of our drivers at the levels we have historically achieved while balancing the aforementioned trends and associated risks of the “new to the industry” driver applicant pool. Through the implementation of a new software program, we have enhanced our ability to quickly identify, communicate with and ultimately hire qualified drivers. We have also implemented programs to help us determine which new driver applicants are less likely to turnover early on in their careers with us thus adding new and valuable information into our hiring decision making process.

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

While our base rates include a fixed amount to cover our cost of fuel using an assumed price for diesel, we have fuel surcharges in place with our customers that allow us to obtain additional compensation for fuel expense incurred when the price of diesel rises above that assumed price. Likewise, for some customers, the fuel surcharge system allows the customer to receive a lower cost from us when the price of diesel drops below that assumed price. There is a time lag between fuel price fluctuations and changes to fuel surcharges to our customers. In a rapidly rising price environment this time lag can negatively impact the Company’s financial results as we must pay the higher fuel cost immediately but in most cases aren’t able to adjust fuel surcharges to our customers until the end of the month.

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

ITEM	Q2 2016 vs. Q2 2015
Total Revenue	Down 2.3%
Transportation Revenue	Up 5.2%
Revenue Miles	Up by 1.1%
Fuel net of surcharges	Up by 32.4%
PAFR	Up by 29.8%
Operating Ratio	6.9% improved
Driver Turnover Rate	Down 6%
Average Number of Drivers	Up 4.3%

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

Highlights of the Second Quarter of Fiscal 2016

•	Transportation revenue increased $1,421,000, or 5.2%.
•	Fuel cost net of fuel surcharges increased $719,000.
•	We grew our ending driver count for this quarter to 728 versus 696 in the same quarter last year.
•	Annualized driver turnover rate improved from 67% in the second quarter of last year to 61% this quarter.

Comparative Results of Operations for the Three months ended March 31, 2016 and 2015

	Three months ended March 31
(dollars in thousands)	2016	%	2015	%

Revenue miles (in thousands)	10,705		10,588

Revenues:
Transportation revenue	$28,514	98.2%	27,093	91.1%
Fuel surcharges	534	1.8%	2,644	8.9%
Total Revenues	29,048	100%	29,737	100%

Cost of operations:
Compensation and benefits	12,752	43.9%	11,773	39.6%
Fuel expenses	3,470	11.9%	4,861	16.4%
Repairs & tires	1,936	6.7%	1,906	6.4%
Other operating	1,179	4.1%	988	3.3%
Insurance and losses	2,218	7.6%	2,778	9.3%
Depreciation expense	2,125	7.3%	2,124	7.1%
Rents, tags & utilities	955	3.3%	954	3.2%
Sales, general & administrative	2,213	7.6%	2,314	7.8%
Corporate expenses	828	2.9%	1,132	3.8%
Intangible asset impairment	—	0%	2,074	7%
Gain on equipment sales	(75)	-0.3%	(614)	-2%
Total cost of operations	27,601	95%	30,290	101.9%

Total operating profit (loss)	$1,447	5%	(553)	-1.9%

The Company reported net income of $863,000, or $.26 per share, compared to a net loss of $351,000, or ($.11) per share, in the same quarter of fiscal 2015. The loss in the 2nd quarter of last year was primarily the result of a $2,074,000 intangible asset impairment charge resulting in a negative impact to net income of $1,265,000, or ($.39) per share, in that quarter.

Total revenues for the quarter were $29,048,000, down $689,000 from $29,737,000 in the same quarter last year. Fuel surcharge revenues were lower by $2,110,000 as the average price of diesel fuel was significantly lower ($.74 per gallon) this quarter versus the same quarter last year. Transportation revenues (excluding fuel surcharges) were up $1,421,000 (or 5.2%) to $28,514,000 on 117,000 more revenue miles, an increase of 4.1% revenue per mile versus the same quarter last year. As of February 2016, we have fully replaced the volumes we elected to discontinue in the 2nd quarter of last year.

Compensation and benefits costs were up $979,000 (or 9.1 cents per mile) versus the second quarter of fiscal 2015. Given the severe shortage of qualified drivers and the difficulty and time associated with hiring, training and retaining them, during the second quarter we strategically invested in growing our driver count to levels in excess of then current demands to position ourselves for opportunities we felt would arise during the seasonally busier spring and summer months. During the 2nd quarter, we started to see demand increase as we added some new business opportunities and we are optimistic we will see continued volume growth as we enter the busy summer months ahead.

The Company’s gross cost of fuel was down $1,391,000 over the same quarter last year which was not enough to off-set the $2,110,000 decline in fuel surcharge revenues resulting in a negative margin impact of $719,000 (or 6.7 cents per mile) this quarter. Fuel surcharge tables are customer specific and can vary considerably from customer to customer. The typical fuel surcharge table provides some margin contribution at higher diesel fuel prices but also results in some margin erosion at the lower diesel fuel prices we have been experiencing the past several quarters. We have been working with several customers to adjust their fuel surcharge tables in an effort to eliminate some of this margin erosion and, in this quarter, we had success with a few larger customers which should have a positive impact on our margins as we move forward.

Insurance and losses were lower by $560,000 due mainly to lower medical claims and favorable resolutions to some prior year liability claims compared to the actuarial reserve estimates.

Corporate expense was $304,000 lower compared to the same quarter last year due mainly to the gain on sale of a 75% interest in the corporate airplane during this quarter.

Gains on equipment sales this quarter were $75,000 versus gains of $614,000 in the same quarter last year.

Operating profit this quarter was $1,447,000 versus a loss of $553,000 in the same quarter last year. The loss in the 2nd quarter of last year was primarily the result of a $2,074,000 intangible asset impairment charge. In order to compare the operating performance for the same quarter last year excluding the impairment charge, we are required to make the following disclosure regarding certain non-GAAP financial measures (“adjusted”) within the meaning of Regulation G promulgated by the Securities and Exchange Commission (“Regulation G”) to supplement the financial results as reported in accordance with GAAP. “The non-GAAP financial measures discussed below include adjusted net income and adjusted operating profit. These non-GAAP financial measures exclude the intangible asset impairment charge incurred in the second quarter of fiscal 2015. Management believes these adjusted measures better reflect our operating performance during the periods discussed and reflect how management evaluates our operational results. These measures are not, and should not be viewed as, substitutes for GAAP reporting measures. Refer to “Non-GAAP Financial Measures” below in this quarterly report for a more detailed discussion, including reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures”.

The Company’s net income in the 2nd quarter was $863,000, or $.26 per share, versus adjusted net income of $914,000, or $.28 per share, in the 2nd quarter of fiscal 2015. Operating profit in this quarter was $1,447,000 versus adjusted operating profit of $1,521,000 in the 2nd quarter of fiscal 2015.

On April 1, 2016, the Company acquired 7 tractors and 16 drivers from a private fleet in central Florida together with the contractual right to service 73 locally owned convenience stores controlled by the seller. We are integrating this acquisition into our everyday business and are thus far pleased with the results. Other small acquisition opportunities of this type could well become available in the near term as insurance markets tighten and electronic log requirements become effective.

Highlights of the First Six Months of Fiscal 2016

•	Transportation revenue increased $2,138,000, or 5.1% per mile.
•	Fuel cost net of fuel surcharges increased $1,602,000.
•	We grew our ending driver count for this period to 728 versus 696 in the same period last year.
•	Annualized driver turnover rate declined from 68% in the first six months of last year to 63% this year.
•	The Company successfully completed negotiations and entered into a settlement agreement with BP Exploration and Production, Inc. resulting in other income of $1,687,000 as compensation for damages arising out of the Deepwater Horizon event that occurred in 2010.

Comparative Results of Operations for the Six months ended March 31, 2016 and 2015

	Six months ended March 31
(dollars in thousands)	2016	%	2015	%

Revenue miles (in thousands)	21,141		21,392

Revenues:
Transportation revenue	$56,523	96.8%	54,385	88.5%
Fuel surcharges	1,896	3.2%	7,069	11.5%
Total Revenues	58,419	100%	61,454	100%

Cost of operations:
Compensation and benefits	25,324	43.3%	23,756	38.7%
Fuel expenses	7,295	12.5%	10,866	17.7%
Repairs & tires	3,745	6.4%	3,720	6.1%
Other operating	2,269	3.9%	2,125	3.4%
Insurance and losses	5,236	9%	5,617	9.1%
Depreciation expense	4,273	7.3%	4,232	6.9%
Rents, tags & utilities	1,904	3.2%	1,895	3.1%
Sales, general & administrative	4,612	7.9%	4,636	7.5%
Corporate expenses	1,786	3.1%	2,051	3.3%
Intangible asset impairment	—	0	2,074	3.4%
Gain on equipment sales	(71)	-0.1%	(798)	-1.3%
Total cost of operations	56,373	96.5%	60,174	97.9%

Total operating profit	$2,046	3.5%	1,280	2.1%

The Company reported net income of $2,238,000, or $.68 per share (which included $1,029,000, or $0.31 per share, of net income from the settlement of a claim in connection with the 2010 Deepwater Horizon event) compared to adjusted net income of $2,016,000 or $.62 per share, in the same period last year.

Total revenues were $58,419,000 down $3,035,000 from $61,454,000 last year as a result of $5,173,000 lower fuel surcharges. Fuel surcharge revenues were down as the average price of diesel fuel was significantly lower this period ($.90 per gallon) versus the same period last year, plus, the first few months of fiscal 2015 benefited greatly from the time lag involved in reducing fuel surcharges during a rapidly declining diesel fuel price environment.

Transportation revenues (excluding fuel surcharges) were up $2,138,000 to $56,523,000 on 251,000 fewer revenue miles, an increase of 5.1% revenue per mile versus the same period last year.

The Company’s gross cost of fuel was down $3,571,000 over the same period last year which was not enough to off-set the $5,173,000 reduction in fuel surcharge revenues resulting in a negative margin impact of $1,602,000 (or 7.6 cents per mile) this period versus the same period last year.

Compensation and benefits costs were up $1,568,000 (or 7.4 cents per mile) versus the first six months of fiscal 2015 due mainly to the difficulty and time associated with hiring, training and retaining drivers in this severe driver shortage.

Insurance and losses were lower by $381,000 due mostly to lower medical claims and favorable resolutions to some prior year liability claims compared to the actuarial reserve estimates.

Corporate expense was lower by $265,000 compared to the same period last year due mainly to the gain on sale of a 75% interest in the corporate airplane.

We had $727,000 less in gains on equipment sales this period versus the same period last year.

As a result, operating profit this period was $2,046,000 versus an adjusted operating profit of $3,354,000 in the same period last year (refer to “Non-GAAP Financial Measures” below in this quarterly report).

Liquidity and Capital Resources. The Company maintains its operating accounts with Wells Fargo Bank, N.A. and these accounts directly sweep overnight against the Wells Fargo revolver. As of March 31, 2016, we had no debt outstanding on this revolver, $3,245,000 letters of credit and $21,755,000 available for additional borrowings. During fiscal 2015, the Company closed on a two (2) year revolving credit facility, to be secured by a portion of the Company’s equipment at the time of draw, from Branch Banking and Trust Company (BB&T) for up to $25 million. This facility contains a provision which automatically converts any draws under the revolver into five-year term loans with a seven year amortization. As of March 31, 2016, the Company had not taken any draws against this facility. The Company expects our fiscal year 2016 cash generation to cover the cost of our operations and all of our budgeted capital expenditures.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Six months Ended March 31,
	2016	2015
Total cash provided by (used for):
Operating activities	$5,210	6,988
Investing activities	(2,573)	(2,745)
Financing activities	(619)	(4,243)
Increase in cash and cash equivalents	$2,018	$—

Outstanding debt at the beginning of the period	—	7,282
Outstanding debt at the end of the period	—	3,179

Operating Activities - Net cash provided by operating activities (as set forth in the cash flow statement) was $5,210,000 for the six months ended March 31, 2016, and $6,988,000 for the comparable period in 2015. The total of net income plus depreciation, amortization, and impairment and less gains on sales of property and equipment decreased $102,000 versus the same period last year. These changes are described above under "Comparative Results of Operations." Deferred income tax liability increased $330,000 versus a decrease of $1,167,000 the same period last year due to bonus depreciation in the current year and the impairment recorded last year. Accrued liabilities decreased $2,698,000 compared to an increase of $286,000 in the same period last year due to the timing on payments on the purchase of tractors and trailers and payment of the annual bonus compensation in December 2015. These changes comprise the majority of the decrease in net cash provided by operating activities.

Investing Activities – Investing activities include the purchase of property and equipment, any business acquisitions and proceeds from sales of these assets upon retirement. For the first six months ended March 31, 2016, we spent $2,573,000 on equipment net of proceeds from retirements. For the first six months ended March 31, 2015 we spent $2,745,000 on equipment net of retirements.

Financing Activities – Financing activities primarily include net changes to our outstanding revolving debt. For the first six months ended March 31, 2016 cash used for financing activities was $619,000. During the six months ended March 31, 2015, we used $4,243,000 to pay down debt. We had no outstanding long-term debt on March 31, 2016 compared to $3,179,000 at March 31, 2015.

Credit Facilities - In connection with the Spin-off, on January 30, 2015, the Company entered into a five-year credit agreement with Wells Fargo Bank N.A. which provides a $25 million revolving line of credit with a $10 million sublimit for stand-by letters of credit. In connection with the Spin-off, the Company assumed and refinanced onto this new revolving credit line approximately $5.1 million of indebtedness from FRP. The amounts outstanding under the credit agreement bear interest at a rate of 1.0% over LIBOR, which rate may change quarterly based on the Company’s ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment, which fee may change quarterly based on our ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum $25 million tangible net worth. As of March 31, 2016, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $10.4 million combined.

In addition to the unsecured revolving facility provided by Wells Fargo, Management determined the Company needed an additional financing source to provide capital for potential growth opportunities. As a result, the Company closed on a loan from Branch Banking and Trust Company (BB&T) for up to $25 million under a two (2) year revolving facility to be secured by a portion of the Company’s equipment. This facility contains a provision which automatically converts any draws under the revolver into five-year term loans with a seven year amortization. Each draw requires the payment of a bank fee equal to .25% of the amount drawn. Any amounts outstanding under this facility bear interest at a rate of 1.5% over LIBOR, which rate may change quarterly based on the Company’s leverage ratio. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The credit agreement contains certain conditions and financial covenants, including limitations on the payment of cash dividends that are based on the Company’s consolidated retained earnings. As of March 31 2016, the Company had not taken any draws against this facility.

Cash Requirements - The Company currently expects its fiscal 2016 capital expenditures to be approximately $14,819,000 for expansion and replacement equipment which we expect to be fully funded by our cash generated from our operations. The Company does not currently pay any cash dividends on common stock. Any excess cash generated during the fiscal year will be held for future requirements.

Summary and Outlook. We have been successful the past several quarters in growing our per mile transportation revenue while adding revenue miles through new business opportunities. Given the severe shortage of qualified drivers and the difficulty and time associated with hiring, training and retaining them, during the second quarter of this year we strategically invested in growing our driver count to levels in excess of then current demands to position ourselves for opportunities we felt would arise during the seasonally busier spring and summer months. Our driver turnover rate in this 2nd quarter was down to 60.7%, compared to 66.9% in the same quarter last year, and our ending driver count was 728 versus 696 in the same quarter last year. This is a front-loaded strategy that has driven our compensation and benefits cost significantly higher and it will take us an extended period of time to realize the benefits of this investment. During the 2nd quarter, we were successful in adding some new business opportunities, obtaining commitments on others and closing on an acquisition effective April 1, 2016 that provides the Company 73 additional locations to service. All of these confirm that there are opportunities out there and that the company is well positioned to take advantage of these opportunities. We continue to work closely with several of our larger customers in an effort to neutralize the negative margin effects of lower fuel surcharges but this will also take some time to resolve as it is an industry wide issue.

We operate in many of the best markets in the country and are known in those markets, and beyond, as a top rated carrier for both safety and customer satisfaction. We are committed to continuing our focus on safety and customer satisfaction and are confident that execution of that focus will enable us to continue our growth in our excellent markets. We plan to maintain a strong balance sheet as we work to achieve our targeted operating ratio in the low nineties and double digit returns on capital employed after tax.

Non-GAAP Financial Measures

To supplement the financial results presented in accordance with GAAP, Patriot presents certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The non-GAAP financial measures included in this quarterly report are adjusted net income, adjusted operating profit and adjusted operating ratio. Patriot uses these non-GAAP financial measures to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, substitutes for GAAP financial measures.

Adjusted Net Income (Loss)

Adjusted net income (loss) profit excludes the impact of the intangible asset impairment charge. Adjusted net income (loss) profit is presented to provide additional perspective on underlying trends in Patriot’s core operating results. A reconciliation between net income (loss) profit and adjusted net income (loss) is as follows:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the credit agreements. Under the Wells Fargo and BB&T revolving credit lines of credit, the applicable margins for borrowings at March 31, 2016 were 1.0% and 1.5%, respectively. The applicable margin for such borrowings will be reduced or increased in the event that our debt to capitalization ratio as calculated under the credit agreement exceeds target levels.

Commodity Price Risk - The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a significant portion of fuel price increases from our customers in the form of fuel surcharges. The typical fuel surcharge table provides some margin contribution at higher diesel fuel prices but also results in some margin erosion at the lower diesel fuel prices we have been experiencing the past several quarters. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases.

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

As of March 31, 2016, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

(c)
Total
Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
January 1
Through
January 31	—	$—	—	$5,000,000

February 1
Through
February 29	—	$—	—	$5,000,000

March 1
Through
March 31	—	$—	—	$5,000,000

Total	—	$	—

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

May 9, 2016               PATRIOT TRANSPORTATION HOLDING, INC.

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

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

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