Form 10-Q
period 2016-06-30
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2016-08-05
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [x]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2016
Common Stock	3,287,253

1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2016

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED BALANCE SHEETS

(Unaudited) (In thousands)

	June 30,	September 30,
Assets	2016	2015
Current assets:
Cash and cash equivalents	$2,639	—
Accounts receivable (net of allowance for
doubtful accounts of $163 and $144, respectively)	8,340	7,382
Federal and states taxes receivable	—	115
Inventory of parts and supplies	774	780
Prepaid tires on equipment	1,990	2,019
Prepaid taxes and licenses	373	694
Prepaid insurance	306	748
Prepaid expenses, other	83	58
Total current assets	14,505	11,796

Property and equipment, at cost	100,820	99,986
Less accumulated depreciation	60,224	57,366
Net property and equipment	40,596	42,620

Goodwill	3,431	3,431
Intangible assets, net	1,245	1,384
Other assets, net	246	295
Total assets	$60,023	59,526

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,415	4,163
Federal and state taxes payable	145	—
Bank overdraft	—	773
Accrued payroll and benefits	4,110	5,363
Accrued insurance	795	1,102
Accrued liabilities, other	227	393
Total current liabilities	7,692	11,794

Long-term debt	—	—
Deferred income taxes	8,964	8,334
Accrued insurance	680	1,026
Other liabilities	1,130	1,170
Total liabilities	18,466	22,324
Commitments and contingencies (Note 8)
Shareholders’ Equity:
Preferred stock, 5,000,000 shares authorized,
of which 250,000 shares are designated Series A
Junior Participating Preferred Stock; $0.01 par
value; none issued and outstanding	—	—
Common stock, $.10 par value; (25,000,000 shares
authorized; 3,287,253 and 3,272,804 shares issued
and outstanding, respectively)	329	327
Capital in excess of par value	35,741	35,005
Retained earnings	5,436	1,819
Accumulated other comprehensive income, net	51	51
Total shareholders’ equity	41,557	37,202
Total liabilities and shareholders’ equity	$60,023	59,526

See notes to consolidated and combined financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015
Revenues:
Transportation revenues	$30,187	28,609	$86,710	82,994
Fuel surcharges	1,175	2,490	3,071	9,559
Total revenues	31,362	31,099	89,781	92,553

Cost of operations:
Compensation and benefits	13,034	12,552	38,358	36,308
Fuel expenses	4,031	5,095	11,326	15,961
Repairs & tires	2,061	2,019	5,806	5,739
Other operating	1,195	1,090	3,464	3,215
Insurance and losses	2,736	2,681	7,972	8,298
Depreciation expense	2,245	2,098	6,518	6,330
Rents, tags & utilities	949	987	2,853	2,882
Sales, general & administrative	2,404	2,143	7,016	6,779
Corporate expenses	502	782	2,288	2,833
Intangible asset impairment	—	—	—	2,074
Gain on equipment sales	(85)	(21)	(156)	(819)
Total cost of operations	29,072	29,426	85,445	89,600

Total operating profit	2,290	1,673	4,336	2,953

BP claim settlement	—	—	1,687	—
Interest income and other	1	—	4	—
Interest expense	(31)	(29)	(98)	(78)

Income before income taxes	2,260	1,644	5,929	2,875
Provision for income taxes	881	641	2,312	1,121

Net income	$1,379	1,003	$3,617	1,754

Comprehensive income	$1,379	1,003	$3,617	1,754

Earnings per common share:
Net Income -
Basic	$0.42	0.31	1.10	0.54
Diluted	$0.42	0.31	1.10	0.54

Number of shares (in thousands) used in computing:
-basic earnings per common share	3,287	3,268	3,281	3,265
-diluted earnings per common share	3,289	3,276	3,284	3,273

See notes to consolidated and combined financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2016 AND 2015

(In thousands)

(Unaudited)

	Nine months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$3,617	1,754
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,192	7,103
Intangible asset impairment	—	2,074
Deferred income taxes	630	(1,004)
Gain on sale of equipment and property	(404)	(838)
Stock-based compensation	584	552
Net changes in operating assets and liabilities:
Accounts receivable	(958)	(653)
Inventory of parts and supplies	6	(25)
Prepaid expenses	767	869
Other assets	6	(54)
Accounts payable and accrued liabilities	(3,474)	1,202
Income taxes payable and receivable	260	77
Long-term insurance liabilities and other long-term
Liabilities	(386)	(127)
Net cash provided by operating activities	7,840	10,930

Cash flows from investing activities:
Purchase of property and equipment	(5,431)	(5,929)
Proceeds from the sale of property and equipment	849	1,071
Net cash used in investing activities	(4,582)	(4,858)

Cash flows from financing activities:
Decrease in bank overdrafts	(773)	(609)
Proceeds from borrowing on revolving credit facility	13,536	33,646
Payments on revolving credit facility	(13,536)	(39,498)
Excess tax benefits from exercise of stock options	154	349
Proceeds from exercised stock options	—	141
Net distributions to FRP prior to spin-off	—	(101)
Net cash used in financing activities	(619)	(6,072)

Net increase in cash and cash equivalents	2,639	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of the period	$2,639	—

The Company recorded a non-cash, impairment charge related to the customer relationship intangible asset recorded resulting from the Pipeline acquisition of $2,074 during the second quarter of fiscal 2015.

See notes to consolidated and combined financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Company’s Business. The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customer’s products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 82% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customer’s fuel storage tanks for ultimate sale to the retail consumer. The remaining 18% of our business consists of hauling our customer’s dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of June 30, 2016, we employed 731 revenue-producing drivers who operated our fleet of 490 tractors and 574 trailers from our 21 terminals and 9 satellite locations in Florida, Georgia, Alabama, South Carolina, North Carolina and Tennessee.

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

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016. The accompanying consolidated and combined financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2015.

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

The consolidated and combined statements of income reflect charges and/or allocation to FRP Holdings, Inc. for these services of $388,000 and $924,000 for the three months ended June 30, 2016 and 2015, and $1,180,000 and $2,361,000 for the nine months ended June 30, 2016 and 2015, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected in the accompanying financial statements as a reduction to corporate expenses.

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

Patriot provides information technology services and previously subleased office space to Bluegrass Materials Company, LLC (“Bluegrass”). Mr. John D. Baker II, brother of Edward L. Baker and uncle of Thompson S. Baker II, serves as Chairman of Bluegrass, and his son, Edward L. Baker II, serves as its Chief Executive Officer. Messrs. John D. Baker II and Edward L. Baker II have a beneficial ownership interest in Bluegrass. Bluegrass paid $126,000 and $127,000 to the Company for the three months ended June 30, 2016 and 2015, and $414,000 and $367,000 for the nine months ended

June 30, 2016 and 2015, respectively for such information technology services and office space.

On June 30, 2016 the Company sold a 75% interest in the corporate airplane to Messrs. John D. Baker II and Edward L. Baker for $542,625 which was the average of two appraisals. The Company recorded a gain of $196,648 on this sale.

(4) Long-Term debt. The Company had no long-term debt outstanding at June 30, 2016 and September 30, 2015. The Company has two revolving lines of credit at June 30, 2016 as follows:

Prior to the Spin-off, the Company was permitted to borrow under FRP's credit agreement with Wells Fargo Bank, N.A. (the "FRP Credit Agreement"). On January 30, 2015, the Company entered into a new $25 million, five year, revolving credit agreement with Wells Fargo Bank, N.A. and assumed and refinanced $5.1 million then outstanding on the FRP Credit Agreement into this new revolver. As of June 30, 2016 and September 30, 2015, we had no debt outstanding on this revolver, $3,032,000 letters of credit and $21,968,000 available for additional borrowings.

In addition to the unsecured revolving facility provided by Wells Fargo, Management determined the Company needed an additional financing source to provide capital for potential growth opportunities. The Company closed on a loan on May 13, 2015 from Branch Banking and Trust Company (BB&T) for up to $25 million under a two (2) year revolving facility to be secured by a portion of the Company’s equipment. This facility contains a provision which automatically converts any draws under the revolver into five-year term loans with a seven year amortization. As of June 30 2016, the Company had not taken any draws against this facility.

These credit agreements contain certain conditions, affirmative financial covenants and negative covenants including limitations on paying cash dividends. The Company was in compliance with all of its loan covenants as of June 30, 2016.

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

The following details the computations of the basic and diluted earnings per common share (dollars in thousands, except share and per share amounts):

	Three Months ended		Nine months ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	3,287	3,268	3,281	3,265

Common shares issuable under
share based payment plans
which are potentially dilutive	2	8	3	8

Common shares used for diluted
earnings per common share	3,289	3,276	3,284	3,273

Net income	$1,379	1,003	3,617	1,754

Earnings per common share:
-basic	$0.42	0.31	1.10	0.54
-diluted	$0.42	0.31	1.10	0.54

For the three and nine months ended June 30, 2016, 83,967 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended June 30, 2015, 19,218 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

Patriot Incentive Stock Plan

In January, 2015 the Board of Directors of the Company adopted the Patriot Transportation Holding, Inc. Incentive Stock Plan. Grants were issued based upon all outstanding FRP options held by company directors, officers and key employees on January 30, 2015 with the same remaining terms. The grants were based upon the FRP options outstanding at 24.86% of the previous exercise price based upon the when issued market value of the Company compared to the market value of FRP on that day. Simultaneously, the number of shares were divided by 3 and the exercise price multiplied by 3 to adjust for the Spin-off distribution of 1 for 3 shares of FRP. The number of common shares available for future issuance was 141,162 at June 30, 2016.

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

The Company recorded the following stock compensation expense for FRP and Patriot options (including allocations in periods prior to the Spin-off) in its consolidated and combined statements of income (in thousands):

	Three Months ended		Nine months ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock option grants	$74	65	269	209
Annual director stock award	—	—	315	343
	$74	65	584	552

A summary of Company stock options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at
October 1, 2015	75,315	$21.95	5.8	$666
Granted	38,794	$23.78		$362
Outstanding at
June 30, 2016	114,109	$22.57	6.5	$1,028
Exercisable at
June 30, 2016	68,049	$21.43	5.0	$548
Vested during
nine months ended
June 30, 2016	13,651			$110

The aggregate intrinsic value of exercisable Company options was $34,000 and the aggregate intrinsic value of all outstanding in-the-money options was $37,000 based on the Company’s market closing price of $19.45 on June 30, 2016 less exercise prices.

The realized tax benefit from Patriot option exercises during fiscal 2016 was $323,000 which pertained to FRP options exercised that were granted prior to the Spin-off to persons employed by Patriot. The unrecognized compensation expense of Patriot options granted as of June 30, 2016 was $739,000, which is expected to be recognized over a weighted-average period of 3.1 years.

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

As of June 30, 2016 the Company had no assets or liabilities measured at fair value on a recurring or non-recurring basis.

At June 30, 2016 and September 30, 2015, the carrying amount reported in the consolidated and combined balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other financial instruments approximate their fair value based upon the short-term nature of these items. We believe the fair value of the allocated outstanding debt obligations approximate their carrying value as the related debt agreements reflect present market terms and as certain debt obligations contain certain interest rates that reset periodically based on current market indices.

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

Customers: During the first nine months of fiscal 2016, the Company’s ten largest customers accounted for approximately 59.1% of our revenue and one of these customers accounted for 22.1% of our revenue. Accounts receivable from the ten largest customers were $4,945,000 and $4,596,000 at June 30, 2016 and September 30, 2015 respectively. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income.

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

Overview

The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customer’s products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 82% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customer’s fuel storage tanks for ultimate sale to the retail consumer. The remaining 18% of our business consists of hauling our customer’s dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of June 30, 2016, we employed 731 revenue-producing drivers who operated our fleet of 490 tractors and 574 trailers from our 21 terminals and 9 satellite locations in Florida, Georgia, Alabama, South Carolina, North Carolina and Tennessee.  We experience increased seasonal demand in the spring and summer months in most of our markets.

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
18

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

ITEM	Q3 2016 vs. Q3 2015
Total Revenue	Up .8%
Transportation Revenue	Up 5.5%
Revenue Miles	Up by 1.2%
Fuel net of surcharges	Up by 9.6%
PAFR	Down by 6.1%
Operating Ratio	1.9% improved
Driver Turnover Rate	Down by 13%
Average Number of Drivers	Up 7.2%

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

Highlights of the Third quarter of Fiscal 2016

•	Transportation revenue increased $1,578,000, or 5.5%.
•	Fuel cost net of fuel surcharges increased $251,000.
•	Annualized driver turnover rate improved from 83% in the third quarter of last year to 70% this quarter.
•	The Company reported net income of $1,379,000, or $0.42 per share, compared to net income of $1,003,000, or $0.31 per share, in the same quarter last year.
20

Comparative Results of Operations for the Three months ended June 30, 2016 and 2015

	Three months ended June 30
(dollars in thousands)	2016	%	2015	%

Revenue miles (in thousands)	11,209		11,075

Revenues:
Transportation revenue	$30,187	96.3%	28,609	92.0%
Fuel surcharges	1,175	3.7%	2,490	8.0%
Total Revenues	31,362	100%	31,099	100.0%

Cost of operations:
Compensation and benefits	13,034	41.6%	12,552	40.4%
Fuel expenses	4,031	12.8%	5,095	16.4%
Repairs & tires	2,061	6.6%	2,019	6.5%
Other operating	1,195	3.8%	1,090	3.5%
Insurance and losses	2,736	8.7%	2,681	8.6%
Depreciation expense	2,245	7.2%	2,098	6.7%
Rents, tags & utilities	949	3.0%	987	3.2%
Sales, general & administrative	2,404	7.7%	2,143	6.9%
Corporate expenses	502	1.6%	782	2.5%
Gain on equipment sales	(85)	-0.3%	(21)	-0.1%
Total cost of operations	29,072	92.7%	29,426	94.6%

Total operating profit (loss)	$2,290	7.3%	1,673	5.4%

Total revenues for the quarter were $31,362,000, up $263,000 from $31,099,000 in the same quarter last year. Fuel surcharge revenues were lower by $1,315,000 as the average price of diesel fuel was lower ($.54 per gallon) this quarter versus the same quarter last year. Transportation revenues (excluding fuel surcharges) were up $1,578,000 (or 5.5%) to $30,187,000 on 134,000 more revenue miles and an increase of 4.3% revenue per mile versus the same quarter last year.

Compensation and benefits costs were up $482,000 (or $.04 per mile) versus the third quarter of fiscal 2015 due primarily to driver pay enhancements and increased miles.

The Company’s gross cost of fuel was down $1,064,000 over the same quarter last year which was not enough to off-set the $1,315,000 decline in fuel surcharge revenues resulting in a negative margin impact of $251,000 (or $.02 per mile) this quarter. In the first and second quarters of this fiscal year we experienced a negative margin impact of $883,000 (or $.09 per mile) and $719,000 (or $.07 per mile), respectively, as a result of declining fuel surcharges outpacing the decline in our gross fuel cost. During the fiscal year we were able to negotiate positive adjustments to the fuel surcharge tables of some of our customers and those adjustments have contributed to the positive trend of less margin erosion resulting from lower diesel prices.

SG&A was up $261,000 as we have increased staff to help better manage and support our people in the field, to resolve issues with driver hiring and turnover and to support our safety performance.

Corporate expense was $280,000 lower compared to the same quarter last year due mainly to reduced airplane expenses following the sale of a 75% interest in the corporate airplane last quarter.

Operating profit this quarter was $2,290,000, an increase of $617,000 or 37% compared to $1,673,000 in the same quarter last year. Our operating ratio improved to 92.7% compared to 94.6% in the same quarter last year.

Highlights of the First Nine Months of Fiscal 2016

•	Transportation revenue increased $3,716,000, or 5.1% per mile.
•	Fuel cost net of fuel surcharges increased $1,853,000.
•	Annualized driver turnover rate declined from 73% in the first nine months of last year to 65% this year.
•	The Company successfully completed negotiations and entered into a settlement agreement with BP Exploration and Production, Inc. resulting in other income of $1,687,000 as compensation for damages arising out of the Deepwater Horizon event that occurred in 2010.
•	The Company reported net income of $3,617,000, or $1.10 per share compared to net income of $1,754,000, or $0.54 per share in the same period last year. The current year income includes $1,029,000, or $0.31 per share, of net income from the settlement of a claim with BP for $1,687,000 in connection with the 2010 Deepwater Horizon event. The prior year included a $2,074,000 intangible asset impairment charge with an after tax impact to net income of $1,265,000 or $0.39 per share, related to the Pipeline Transportation acquisition.

Comparative Results of Operations for the Nine months ended June 30, 2016 and 2015

	Nine months ended June 30
(dollars in thousands)	2016	%	2015	%

Revenue miles (in thousands)	32,349		32,467

Revenues:
Transportation revenue	$86,710	96.6%	82,994	89.7%
Fuel surcharges	3,071	3.4%	9,559	10.3%
Total Revenues	89,781	100%	92,553	100.0%

Cost of operations:
Compensation and benefits	38,358	42.7%	36,308	39.2%
Fuel expenses	11,326	12.6%	15,961	17.2%
Repairs & tires	5,806	6.5%	5,739	6.2%
Other operating	3,464	3.9%	3,215	3.5%
Insurance and losses	7,972	8.9%	8,298	9.0%
Depreciation expense	6,518	7.3%	6,330	6.9%
Rents, tags & utilities	2,853	3.2%	2,882	3.1%
Sales, general & administrative	7,016	7.8%	6,779	7.3%
Corporate expenses	2,288	2.5%	2,833	3.1%
Intangible asset impairment	—	0	2,074	2.2%
Gain on equipment sales	(156)	-0.2%	(819)	-0.9%
Total cost of operations	85,445	95.2%	89,600	96.8%

Total operating profit	$4,336	4.8%	2,953	3.2%

Total revenues were $89,781,000 down from $92,553,000 last year as a result of $6,488,000 lower fuel surcharges. Fuel surcharge revenues were down as the average price of diesel fuel was significantly lower this period ($.78 per gallon) versus the same period last year, plus, the first few months of fiscal 2015 benefited greatly from the time lag involved in reducing fuel surcharges during a rapidly declining diesel fuel price environment. Transportation revenues (excluding fuel surcharges) were up $3,716,000 to $86,710,000, on 118,000 fewer miles and an increase of 5.1% revenue per mile versus the same period last year.

The Company’s gross cost of fuel was down $4,635,000 over the same period last year which was not enough to off-set the $6,488,000 reduction in fuel surcharge revenues resulting in a negative margin impact of $1,853,000 (or $.06 per mile) this period versus the same period last year.

Compensation and benefits costs were up $2,050,000 (or $.06 per mile) versus the same period last year due primarily to driver pay enhancements and increased driver training.

Insurance and losses were lower by $326,000 due mostly to lower medical claims and favorable resolutions to some prior year liability claims compared to the actuarial reserve estimates.

Corporate expense was lower by $545,000 compared to the same period last year due mainly to the sale of a 75% interest in the corporate airplane during the last quarter.

We had $663,000 less in gains on equipment sales this period versus the same period last year.

Adjusted operating profit was $4,336,000 versus adjusted operating profit of $5,027,000 in the same period last year. Adjusted net income was $2,588,000 compared to adjusted net income of $3,019,000 in the same period last year. These non-GAAP financial measures exclude the BP Settlement gain realized in the first quarter of fiscal 2016 and the intangible asset impairment charge incurred in the second quarter of fiscal 2015. Management believes these adjusted measures better reflect our operating performance during the periods discussed and reflect how management evaluates our operational results. Refer to “Non-GAAP Financial Measures” below in this quarterly report for a more detailed discussion, including reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures”.

Liquidity and Capital Resources. The Company maintains its operating accounts with Wells Fargo Bank, N.A. and these accounts directly sweep overnight against the Wells Fargo revolver. As of June 30, 2016, we had no debt outstanding on this revolver, $3,032,000 letters of credit and $21,968,000 available for additional borrowings. During fiscal 2015, the Company closed on a two (2) year revolving credit facility, to be secured by a portion of the Company’s equipment at the time of draw, from Branch Banking and Trust Company (BB&T) for up to $25 million. This facility contains a provision which automatically converts any draws under the revolver into five-year term loans with a seven year amortization. As of June 30, 2016, the Company had not taken any draws against this facility. The Company expects our fiscal year 2016 cash generation to cover the cost of our operations and all of our budgeted capital expenditures.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Nine months Ended June 30,
	2016	2015
Total cash provided by (used for):
Operating activities	$7,840	10,930
Investing activities	(4,582)	(4,858)
Financing activities	(619)	(6,072)
Increase in cash and cash equivalents	$2,639	$—

Outstanding debt at the beginning of the period	—	7,282
Outstanding debt at the end of the period	—	1,430

Operating Activities - Net cash provided by operating activities (as set forth in the cash flow statement) was $7,840,000 for the nine months ended June 30, 2016, and $10,930,000 for the comparable period in 2015. The total of net income plus depreciation, amortization, and impairment and less gains on sales of property and equipment increased $312,000 versus the same period last year. These changes are described above under "Comparative Results of Operations." Deferred income tax liability increased $630,000 versus a decrease of $1,004,000 the same period last year primarily due to bonus depreciation in the current year and the impairment recorded last year. Accrued liabilities decreased $3,474,000 compared to an increase of $1,202,000 in the same period last year primarily due to the timing on payments on the purchase of tractors and trailers, differences in the cutoff for funding of weekly payroll, and payment of the annual bonus compensation in December 2015. These changes comprise the majority of the decrease in net cash provided by operating activities.

Investing Activities – Investing activities include the purchase of property and equipment, any business acquisitions and proceeds from sales of these assets upon retirement. For the first nine months ended June 30, 2016, we spent $4,582,000 on equipment net of proceeds from retirements. For the first nine months ended June 30, 2015 we spent $4,858,000 on equipment net of retirements.

Financing Activities – Financing activities primarily include net changes to our outstanding revolving debt. For the first nine months ended June 30, 2016 cash used for financing activities was $619,000. During the nine months ended June 30, 2015, we used $6,072,000 to pay down debt. We had no outstanding long-term debt on June 30, 2016 compared to $1,430,000 at June 30, 2015.

Credit Facilities - In connection with the Spin-off, on January 30, 2015, the Company entered into a five-year credit agreement with Wells Fargo Bank N.A. which provides a $25 million revolving line of credit with a $10 million sublimit for stand-by letters of credit. In connection with the Spin-off, the Company assumed and refinanced onto this new revolving credit line approximately $5.1 million of indebtedness from FRP. The amounts outstanding under the credit agreement bear interest at a rate of 1.0% over LIBOR, which rate may change quarterly based on the Company’s ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment, which fee may change quarterly based on our ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum $25 million tangible net worth. As of June 30, 2016, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $11.9 million combined.

In addition to the unsecured revolving facility provided by Wells Fargo, Management determined the Company needed an additional financing source to provide capital for potential growth opportunities. As a result, the Company closed on a loan from Branch Banking and Trust Company (BB&T) for up to $25 million under a two (2) year revolving facility to be secured by a portion of the Company’s equipment. This facility contains a provision which automatically converts any draws under the revolver into five-year term loans with a seven year amortization. Each draw requires the payment of a bank fee equal to .25% of the amount drawn. Any amounts outstanding under this facility bear interest at a rate of 1.5% over LIBOR, which rate may change quarterly based on the Company’s leverage ratio. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The credit agreement contains certain conditions and financial covenants, including limitations on the payment of cash dividends that are based on the Company’s consolidated retained earnings. As of June 30 2016, the Company had not taken any draws against this facility.

Cash Requirements - The Company currently expects its fiscal 2016 capital expenditures to be approximately $10,750,000 for expansion and replacement equipment which we expect to be fully funded by our cash generated from our operations. The Company does not currently pay any cash dividends on common stock. Any excess cash generated during the fiscal year will be held for future requirements.

Summary and Outlook. We have been successful the past several quarters in growing our per mile transportation revenue while adding revenue miles through new business opportunities. We were pleased to see the improvements in our operating margin during the 3rd quarter and are optimistic that we can retain that margin in the 4th quarter. The substantial improvement in net fuel expense this quarter was encouraging and we will continue to work to neutralize the negative margin effects of lower fuel prices but this effort at neutralization will take some time to resolve as it is an industry wide issue.

We operate in many of the best markets in the country and are known in those markets, and beyond, as a top rated carrier for both safety and customer satisfaction. We are committed to continuing our focus on safety and customer satisfaction and are confident that execution of that focus will enable us to continue our growth in our excellent markets. We plan to maintain a strong balance sheet as we work to achieve our targeted operating ratio in the low nineties and double digit returns on after tax capital employed.

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

Adjusted Net Income

Adjusted net income excludes the impact of the BP settlement and intangible asset impairment charge. Adjusted net income is presented to provide additional perspective on underlying trends in Patriot’s core operating results. A reconciliation between net income and adjusted net income is as follows:

	Nine months ended	Nine months ended
	June 30, 2016	June 30, 2015
Net Income	$3,617	1,754
Adjustments:
Intangible asset impairment charge	—	2,074
Provision for deferred income taxes	—	(809)
BP claim settlement	(1,687)	—
Provision for cash income taxes	658	—
Adjusted net income	$2,588	3,019

Adjusted Operating Ratio

Adjusted operating ratio excludes the impact of the intangible asset impairment charge. Adjusted operating ratio is presented to provide additional perspective on underlying trends in Patriot’s core operating results. A reconciliation between operating ratio and adjusted operating ratio is as follows:

	Nine months ended	Nine months ended
	June 30, 2016	June 30, 2015
Operating ratio	95.2%	96.8%
Adjustments:
Intangible asset impairment charge	-	(2.2% )
Adjusted operating ratio	95.2%	94.6%

Adjusted Operating Profit

Adjusted operating profit excludes the impact of the intangible asset impairment charge. Adjusted operating profit is presented to provide additional perspective on underlying trends in Patriot’s core operating results. A reconciliation between operating profit and adjusted operating profit is as follows:

	Nine months ended	Nine months ended
	June 30, 2016	June 30, 2015
Operating profit	$4,336	2,953
Adjustments:
Intangible asset impairment charge	—	2,074
Adjusted operating profit	$4,336	5,027

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the credit agreements. Under the Wells Fargo and BB&T revolving credit lines of credit, the applicable margins for borrowings at June 30, 2016 were 1.0% and 1.5%, respectively. The applicable margin for such borrowings will be reduced or increased in the event that our debt to capitalization ratio as calculated under the credit agreement exceeds target levels.

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

As of June 30, 2016, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

(c)
Total
Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
April 1
Through
April 30	—	$—	—	$5,000,000

May 1
Through
May 31	—	$—	—	$5,000,000

June 1
Through
June 31	—	$—	—	$5,000,000

Total	—	$	—

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

August 3, 2016            PATRIOT TRANSPORTATION HOLDING, INC.

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

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

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