Form 10-K
period 2016-09-30
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2016-12-05
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2016.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  [_]    No  [X]

The number of shares of the registrant’s stock outstanding as of December 2, 2016 was 3,289,353. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of March 31, 2016, the last day of business of our most recently completed second fiscal quarter, was $42,838,678. Solely for purposes of this calculation, the registrant has assumed that all directors, officers and ten percent (10%) shareholders of the Company are affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Patriot Transportation Holding, Inc. 2016 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the Patriot Transportation Holding, Inc. Proxy Statement which will be filed with the Securities and Exchange Commission not later than December 31, 2016 are incorporated by reference in Part III.

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

Our Business. Our business consists of hauling petroleum related products and dry bulk commodities and liquid chemicals. We are one of the largest regional tank truck carriers in North America. According to the Tank Truck Carrier 2015 Gross Revenue Report issued by Bulk Transporter, we are the 15th largest bulk tank carrier in North America by revenue.  We operate terminals in Florida, Georgia, Alabama, South Carolina, North Carolina and Tennessee. We do not own any of the products we haul; rather, we act as a third party carrier to deliver our customers’ products from point A to point B, using predominately Company employees and Company-owned tractors and tank trailers. Approximately 82% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customer’s fuel storage tanks for ultimate sale to the retail consumer. The remaining 18% of our business consists of hauling our customers’ dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of September 30, 2016, we employed 689 revenue-producing drivers who operated our fleet of 468 tractors and 561 trailers from our 21 terminals and 9 satellite locations.

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

Tractors and Trailers. During fiscal 2016, the Company purchased 78 new tractors and 24 trailers. Our fiscal 2017 capital budget includes 67 new tractors plus we had 7 tractors ordered in fiscal 2016 that were delivered shortly after September 30, 2016. We believe maintaining a modern fleet will result in reduced maintenance expenses, improved operating efficiencies and enhanced driver recruitment and retention. At September 30, 2016 the Company operated a fleet of 468 tractors and 561 tank trailers, 9 tractors that were being prepared for sale and 23 tractors that were being placed in service. The Company owns all of the tank trailers and tractors used to conduct our business, except for 4 tractors owned by owner-operators and 32 leased tractors that were assumed from Pipeline Transportation, Inc. in November, 2013 and Petroleum Transport Corporation in April 2016.

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

Customers. Approximately 82% of our business consists of hauling petroleum related products. Our petroleum clients include major convenience store and hypermarket accounts, fuel wholesalers and major oil companies.  We strive to build long-term relationships with major customers by providing outstanding customer service. During fiscal 2016, the Company’s ten largest customers accounted for approximately 58.9% of revenue. One of these customers, Murphy USA, accounted for 22.0% of revenue. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income. Our transportation services agreements with our customers generally are terminable upon 90-120 days’ notice, but nine of our top 10 accounts have been customers for at least 10 years.

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

Most of our truck terminals are located in industrial areas, where groundwater or other forms of environmental contamination may have occurred. Under environmental laws, we could be held responsible for the costs relating to any contamination at those or other of our past or present facilities and at third-party waste disposal sites, including cleanup costs, fines and penalties and personal injury and property damages. Under some of these laws, such as the Comprehensive Environmental Response Compensation and Liability Act (also known as the Superfund law) and comparable state statutes, liability for the entire cost of the cleanup of contaminated sites can be imposed upon any current or former owner or operator, or upon any party who sent waste to the site, regardless of the lawfulness of any disposal activities or whether a party owned or operated a contaminated property at the time of the release of hazardous substances. From time to time, we have incurred remedial costs and/or regulatory penalties with respect to chemical or wastewater spills and releases relating to our facilities or operations, and, notwithstanding the existence of our environmental management program, we may incur such obligations in the future. The discovery of contamination or the imposition of additional obligations or liabilities in the future could result in a material adverse effect on our financial condition, results of operations or our business reputation. Our operations involve hazardous materials and could result in significant environmental liabilities and costs” for a discussion of certain risks of our being associated with transporting hazardous substances. See “Risk Factors—Risks Relating to Our Business”

Seasonality. Our business is subject to seasonal trends common in the refined petroleum products delivery industry. We typically face reduced demand for refined petroleum products delivery services during the winter months and increased demand during the spring months. Further, operating costs and earnings are generally adversely affected by inclement weather conditions. These factors generally result in lower operating results during the first and fourth calendar quarters of the year and cause our operating results to fluctuate from quarter to quarter. Our operating expenses also have been somewhat higher in the winter months, due primarily to decreased fuel efficiency and increased maintenance costs for tractors and trailers in colder months.

Employees. As of September 30, 2016, the Company employed 959 people.

Financial Information. Financial information about the company is presented in the financial statements included in the accompanying 2016 Annual Report to Shareholders and such information is incorporated herein by reference.

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

Our business is dependent on various economic factors over which we have little control, that include:

•	the availability of qualified drivers;

•	access to the credit and capital markets;

•	rising healthcare costs;

•	increases in fuel prices, taxes and tolls;

•	increases in costs of equipment;

•	interest rate fluctuations;

•	excess capacity in the trucking industry;

•	changes in laws or regulations or changes in license and regulatory fees;

•	potential disruptions at U.S. ports of entry and in pipeline operations;

•	downturns in customers’ business cycles; and

•	insurance prices and insurance coverage availability.

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

We require large amounts of diesel fuel to operate our tractors. In 2014, 2015 and 2016, cost of fuel (including fuel taxes) represented approximately 22.7%, 16.5%, and 12.6%, respectively, of our total revenue. The market price for fuel can be extremely volatile and can be affected by a number of economic and political factors. In addition, changes in federal or state regulations can impact the price of fuel, as well as increase the amount we pay in fuel taxes.

We typically incorporate a fuel surcharge provision in all customer contracts. The intended effect of that provision is to neutralize the impacts of fluctuations in the price of diesel fuel on both the Company and our customer. The amount of the fuel surcharge is typically set at the beginning of each month and is based on the actual price of diesel fuel recorded in the preceding month. This provision produces a lag in the timing of the recovery of the price move for both the Company and our customer. However, our customers may be able to negotiate contracts that minimize or eliminate our ability to pass on fuel price increases. If fuel prices increase and we are unable to pass the increased cost to our customers, the additional expense could have a material adverse effect on our business, results of operations and financial condition.

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

Our business is subject to seasonal trends common in the refined petroleum products delivery industry. We typically encounter increased demand for fuels delivery services in Florida during the spring months. Further, operating costs and earnings are generally adversely affected by inclement weather conditions. These factors generally result in lower operating results during the first and fourth calendar quarters of the year and cause our operating results to fluctuate from quarter to quarter. Our operating expenses also have been somewhat higher in the winter months, primarily due to decreased fuel efficiency, increased utility costs and increased maintenance costs for tractors and trailers in colder months. An occurrence of unusually harsh or long-lasting inclement weather could have an adverse effect on our operations and profitability.

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

We are dependent upon a limited number of large customers. Our ten largest customers accounted for approximately 58.9% of our total revenues during the year ended September 30, 2016. In particular, our largest customer, Murphy USA, accounted for 22.0% of our total revenues during fiscal 2016. The loss of one or more of our major customers, or a material reduction in services performed for such customers, would have a material adverse effect on our results of operations. In addition, if one or more of our customers were to seek protection under the bankruptcy laws, we might not receive payment for services rendered and, under certain circumstances, might have to return payments made by these customers during the 90 days prior to the bankruptcy filing. If we were to lose one or more of our key customers, we might not be able to capture additional volume from other customers to offset the fixed costs historically covered by the lost revenue.

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

The primary accident risks associated with our business are:

•	motor-vehicle related bodily injury and property damage;

•	workers’ compensation claims;

•	environmental pollution liability claims;

•	cargo loss and damage; and

•	general liability claims.

We currently maintain insurance for:

•	motor-vehicle related bodily injury and property damage claims;

•	workers’ compensation insurance coverage on our employees; and
11

•	general liability claims.

Our insurance program includes a self-insured deductible of $250,000 per incident for bodily injury, property damage, and workers’ compensation (with a basket at $250,000 for all three). In addition, we maintained insurance policies with a total limit of $50 million, of which $49 million was provided under umbrella and excess liability policies and $1 million is provided under a primary liability policy. The $250,000 deductible per incident could adversely affect our profitability, particularly in the event of an increase in the frequency or severity of incidents. Additionally, we are self-insured for damage to the equipment that we own and lease, as well as for cargo losses and such self-insurance is not subject to any maximum limitation. In addition, even where we have insurance, our insurance policies may not provide coverage for certain claims against us or may not be sufficient to cover all possible liabilities.

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

In addition, our insurance carriers and the states in which we operate require us to post either letters of credit or surety bonds to collateralize our self-insured retention. We currently have letters of credit of $2.4 million outstanding to satisfy these obligations. If our insurance carriers or the states in which we operate require us to increase the amount of collateral we provide in the future, we could face increased costs, including the payment of additional fees to the providers of letters of credit. Since our letters of credit are considered debt under the financial covenants for our financing arrangements, increases in the amount of letters of credit we have outstanding to collateralize our self-insurance obligations will reduce borrowing availability under our credit agreement and reduce our capacity for additional borrowings.

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

Our business requires substantial ongoing capital investment, particularly for tractors, trailers, terminals and technology. Our capital expenditures were approximately $9.6 million, $9.9 million and $11.5 million in 2014, 2015 and 2016, respectively, and we expect to make capital expenditures of approximately $9.8 million during fiscal 2017. We expect that cash flow from operations and borrowings under our revolving credit facility will be our primary sources of financing for capital expenditures. If we are unable to generate sufficient cash from operations or borrow sufficient funds on terms that are acceptable to us, we may be forced to limit our growth and operate existing equipment for significant periods of time, each of which could have a material adverse effect on our business, results of operations and financial condition.

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

As of September 30, 2016, two of our directors, Edward L. Baker and Thompson S. Baker II, beneficially own approximately 7% of the outstanding shares of our common stock (60% of such shares are held in trusts under which voting power is shared with other family members) and certain of their family members beneficially own an additional 24%. As a result, these individuals effectively may have the ability to direct the election of all members of our board of directors and to exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving us, our acquisition or disposition of assets, our borrowing of monies, our issuance of any additional securities, our repurchase of common stock and our payment of dividends.

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

We have common management with FRP, which may lead to conflicting interests. Three of our executive officers also serve as executive officers of FRP. Our Chief Executive Officer, Thompson S. Baker II, also will serve as a director of both companies. Our executive officers and members of our board of directors will have fiduciary duties to our shareholders. Likewise, any such persons who serve in similar capacities at FRP will have fiduciary duties to FRP’s shareholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting each company. For example, there will be the potential for a conflict of interest if we and FRP look at acquisitions and other corporate opportunities that may be suitable for each of us. Moreover, after the Spin-off, most of our directors and officers continue to own FRP stock, and some officers continue to own options to purchase FRP stock. These ownership interests could create, or appear to create, potential conflicts of interest when these individuals are faced with decisions that could have different implications for our company and FRP. From time to time, FRP may enter into transactions with us or our subsidiaries or other affiliates. Although the terms of any such transactions will be established based upon negotiations between employees of the companies involved, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as would be the case where the parties are completely at arms’ length.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

As of September 30, 2016, our terminals and satellite locations were located in the following cities:

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

Item 3. LEGAL PROCEEDINGS.

Note 11 to the Consolidated and Combined Financial Statements included in the accompanying 2016 Annual Report to Shareholders is incorporated herein by reference.

Item 4. MINE SAFETY DISCLOSURES.

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There were approximately 423 holders of record of Patriot Transportation Holding, Inc. common stock, $.10 par value, as of September 30, 2016. The Company's common stock is traded on the Nasdaq Stock Market (Symbol PATI).

Price Range of Common Stock. Information concerning stock prices is included under the caption "Quarterly Results" on page 5 of the Company's 2016 Annual Report to Shareholders, and such information is incorporated herein by reference.

Dividends. The Company has not paid a cash dividend in the past and it is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 3 to the consolidated and combined financial statements included in the accompanying 2016 Annual Report to Shareholders and such information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K and such information is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. Share repurchase activity during the three months ended September 30, 2016 was as follows:

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

Item 6. SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 5 of the Company's 2016 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Information required in response to Item 7 is included under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operation" on pages 6 through 12 of the Company’s 2016 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. We are exposed to the impact of interest rate changes through our variable-rate borrowings under the Credit Agreement. Under the Wells Fargo and BB&T revolving credit lines of credit, the applicable margins for borrowings at September 30, 2016 were 1.0% and 1.5%, respectively. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Credit Agreement Facilities exceeds a target level.

The Company did not have any variable or fixed rate debt outstanding at September 30, 2016, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 5 and on pages 13 through 24 of the Company's 2016 Annual Report to Shareholders. Such information is incorporated herein by reference.

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

Management’s Annual Report On Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of September 30, 2016.

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

Change In Internal Control Over Financial Reporting. During the fourth quarter of 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding the Company’s executive officers and directors (including the disclosure regarding audit committee financial experts), required in response to this Item 10, is included under the captions "Board of Directors and Corporate Governance- Our Board of Directors," "Board of Directors and Corporate Governance- Board Leadership," "Board of Directors and Corporate Governance- Board Committees," "Board of Directors and Corporate Governance- Business Conduct Policies,” “Securities Ownership- Section 16(a) Beneficial Ownership Reporting Compliance,” and "Compensation Discussion and Analysis" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2016.

The Company has adopted a Financial Code of Ethical Conduct applicable to its principal executive officers, principal financial officers and principal accounting officers. A copy of this Financial Code of Ethical Conduct is filed as Exhibit 14 to this Form 10-K. The Financial Code of Ethical Conduct is available on our web site at www.patriottrans.com under the heading Corporate Governance.

Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Board of Directors and Corporate Governance- Board Committees- Compensation Committee," "Non-Employee Director Compensation," "Compensation Discussion and Analysis" and "Executive Compensation" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2016.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in response to this Item 12 is included under the captions "Securities Ownership" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2016.

Equity Compensation Plan Information

Number of
Securities
Remaining
Available
	Number of		for future
	Securities	Weighted	Issuance
	to be	Average	under equity
	issued upon	exercise	Compensation
	exercise of	price of	Plans
	outstanding	outstanding	(excluding
	options,	options,	Securities
	Warrants	warrants	reflected in
	and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation
plans approved by
security holders	110,811	$22.52	142,360

Equity compensation
plans not approved
by security holders	0	0	0

Total	110,811	$22.52	142,360

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 is included under the caption “Related Party Transactions" and “Board of Directors and Corporate Governance- Director Independence " in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2016.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 is included under the captions “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2016.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE.

(a) (1) and (2) Financial Statements and Financial Statement Schedule.

The response to this item is submitted as a separate section. See Index to Financial Statements and Financial Statement Schedule on page 31 of this Form 10-K.

(3) Exhibits.

The response to this item is submitted as a separate section. See Exhibit Index on pages 29 through 30 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patriot Transportation Holding, Inc.

Date: December 2, 2016	By	THOMPSON S. BAKER II
Thompson S. Baker II
Chairman, President and Chief Executive
Officer (Principal Executive Officer)

	By	JOHN D. MILTON, JR.
John D. Milton, Jr.
Executive Vice President, Treasurer,
Secretary and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 2, 2016.

THOMPSON S. BAKER II	JOHN E. ANDERSON
Thompson S. Baker II	John E. Anderson
Chairman, President and	Director
Chief Executive Officer
(Principal Executive Officer)

JOHN D. MILTON, JR.	LUKE E. FICHTHORN III
John D. Milton, Jr.	Luke E. Fichthorn III
Executive Vice President, Treasurer,	Director
Secretary and Chief Financial
Officer (Principal Financial Officer)

JOHN D. KLOPFENSTEIN	CHARLES D. HYMAN
John D. Klopfenstein	Charles D. Hyman
Controller and Chief Accounting	Director
Officer (Principal Accounting Officer)

EDWARD L. BAKER
Edward L. Baker
Director, Chairman Emeritus

 PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2016

EXHIBIT INDEX

[Item 14(a)(3)]

(2.1)	Separation and Distribution Agreement, dated as of January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc.(incorporated by reference to Form 8-K filed February 3, 2015).

(3.1)	Patriot Transportation Holding, Inc. Amended and Restated Articles of Incorporation(incorporated by reference to Form 10-Q filed May 15, 2015).

(3.2)	Patriot Transportation Holding, Inc. Amended and Restated Bylaws (incorporated by reference to Form 10-Q filed May 15, 2015).

(10.1)	Credit Agreement, dated January 30, 2015, among Patriot Transportation Holding, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 10-Q filed May 15, 2015).

(10.2)	Tax Matters Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc.(incorporated by reference to Form 8-K filed February 3, 2015).

(10.3)	Transition Services Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to Form 8-K filed February 3, 2015).

(10.4)	Employee Matters Agreement, dated as of January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to Form 8-K filed February 3, 2015).

(10.5)	2014 Equity Incentive Plan for Patriot Transportation Holding, Inc. (incorporated by reference to Form 10-Q filed May 15, 2015).

(10.6)	Management Incentive Compensation Plan (incorporated by reference to Form 10-Q filed May 15, 2015).

(10.7)	Credit Agreement, dated May 13, 2015, among Patriot Transportation Holding, Inc. and Branch Banking and Trust Company (BB&T) (incorporated by reference to Form 10-Q filed August 6, 2015).

(14)	Financial Code of Ethical Conduct between the Company, Chief Executive Officers, and Financial Managers, as adopted on May 6, 2015, which is available on the Company’s website at www.patriottrans.com.

(21)	Subsidiaries of Registrant at September 30, 2016: Florida Rock & Tank Lines, Inc. (a Florida corporation); STI Holding, Inc. (a Florida corporation); Patriot Transportation of Florida, Inc. (a Florida corporation).

(23)(a)	Consent of Hancock Askew & Co., Inc., Independent Registered Certified Public Accounting Firm, appears on page 32 of this Form 10-K.

(31)(a)	Certification of Thompson S. Baker II.
(31)(b)	Certification of Thompson S. Baker II.
(31)(c)	Certification of John D. Klopfenstein.
(32)	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
29

101.INS	XBRL Instance Document
101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

PATRIOT TRANSPORTATION HOLDING, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

(Item 15(a) (1) and 2))

	Page
Consolidated and Combined Financial Statements:
Consolidated and combined balance sheets at September 30, 2016 and 2015	14	(a)

For the years ended September 30, 2016, 2015 and 2014:
Consolidated and combined statements of income	13	(a)
Consolidated and combined statements of comprehensive income	13	(a)
Consolidated and combined statements of cash flows	15	(a)
Consolidated and combined statements of shareholders' equity/net investment	16	(a)

Notes to consolidated and combined financial statements	17-24	(a)

Report of Independent Registered Certified Public Accounting Firm	25	(a)

Selected quarterly financial data (unaudited)	5	(a)

Consent of Independent Registered Certified Public Accounting Firm	32	(b)

Report of Independent Registered Certified Public
Accounting Firm on Financial Statement Schedule	32	(b)

Consolidated and Combined Financial Statement Schedule:

II - Valuation and qualifying accounts	33	(b)

(a) Refers to the page number in the Company's 2016 Annual Report to Shareholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b) Refers to the page number in this Form 10-K

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated and combined financial statements.

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-201791 and 333-201792) of Patriot Transportation Holding, Inc. of our report dated December 2, 2016 relating to the consolidated and combined financial statements which appear in the Annual Report to Shareholders incorporated by reference herein. We also consent to the incorporation by reference of our report dated December 2, 2016, relating to the financial statement schedule, which appears in this Form 10-K.

Hancock Askew & Co., LLP

Savannah, Georgia

December 2, 2016

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

The Shareholders and Directors

Patriot Transportation Holding, Inc.

Our audit of the consolidated and combined financial statements referred to in our report dated December 2, 2016 appearing in the 2016 Annual Report to Shareholders of Patriot Transportation Holding, Inc. (which report and consolidated and combined financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audit. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated and combined financial statements.

Hancock Askew & Co., LLP

Savannah, Georgia

December 2, 2016

PATRIOT TRANSPORTATION HOLDING, INC.

SCHEDULE II (CONSOLIDATED AND COMBINED) - VALUATION

AND QUALIFYING ACCOUNTS

YEARS ENDED SEPTEMBER 30, 2016, 2015 AND 2014

		ADDITIONS	ADDITIONS
	BALANCE	CHARGED TO	CHARGED TO				BALANCE
	AT BEGIN.	COST AND	OTHER				AT END
	OF YEAR	EXPENSES	ACCOUNTS		DEDUCTIONS		OF YEAR

Year Ended
September 30, 2016:

Allowance for
doubtful accounts	$143,988	$—	$—		$(8,528)	(a)	$152,516
Accrued risk
Insurance:
Tanklines	$973,154	$2,162,707	$—		$3,128,952		$6,909
Accrued health
Insurance	1,174,950	3,501,849	(200,876)	(c)	3,594,709	(b)	881,214
Totals -
Insurance	$2,148,104	$5,664,556	$(200,876)		$6,723,661		$888,123

Year Ended
September 30, 2015:

Allowance for
doubtful accounts	$155,476	$144	$—		$11,632	(a)	$143,988
Accrued risk
Insurance:
Tanklines	$1,551,255	$2,317,467	$—		$2,895,568		$973,154
Accrued health
Insurance	1,036,219	3,948,125	3,772	(c)	3,813,166	(b)	1,174,950
Totals -
Insurance	$2,587,474	$6,265,592	$3,772		$6,708,734		$2,148,104

Year Ended
September 30, 2014:

Allowance for
doubtful accounts	$161,934	$52,083	$—		$58,541	(a)	$155,476
Accrued risk
Insurance:
Tanklines	$1,536,758	$3,165,528	$—		$3,151,031		$1,551,255
Accrued health
Insurance	898,127	3,899,037	3,589	(c)	3,764,534	(b)	1,036,219
Totals -
Insurance	$2,434,885	$7,064,565	$3,589		$6,915,565		$2,587,474

(a) Accounts written off less recoveries

(b) Payments

(c) Other comprehensive income (ASC Topic 715).

