Form 10-Q
period 2016-12-31
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2017-02-13
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2016.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [x]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2016
Common Stock	3,289,353

1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2016

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31,	September 30,
Assets	2016	2016
Current assets:
Cash and cash equivalents	$4,677	6,005
Accounts receivable (net of allowance for
doubtful accounts of $161 and $153, respectively)	6,825	7,043
Federal and states taxes receivable	134	261
Inventory of parts and supplies	853	811
Prepaid tires on equipment	1,969	2,052
Prepaid taxes and licenses	463	681
Prepaid insurance	662	820
Prepaid expenses, other	31	64
Total current assets	15,614	17,737

Property and equipment, at cost	102,765	102,783
Less accumulated depreciation	60,231	59,080
Net property and equipment	42,534	43,703

Goodwill	3,431	3,431
Intangible assets, net	1,152	1,214
Other assets, net	213	214
Total assets	$62,944	66,299

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,887	4,896
Accrued payroll and benefits	3,608	4,608
Accrued insurance	376	700
Accrued liabilities, other	188	369
Total current liabilities	6,059	10,573

Long-term debt	—	—
Deferred income taxes	10,631	10,479
Accrued insurance	180	184
Other liabilities	1,098	1,117
Total liabilities	17,968	22,353
Commitments and contingencies (Note 8)
Shareholders’ Equity:
Preferred stock, 5,000,000 shares authorized,
of which 250,000 shares are designated Series A
Junior Participating Preferred Stock; $0.01 par
value; none issued and outstanding	—	—
Common stock, $.10 par value; (25,000,000 shares
authorized; 3,289,353 and 3,289,353 shares issued
and outstanding, respectively)	329	329
Capital in excess of par value	36,037	35,919
Retained earnings	8,436	7,524
Accumulated other comprehensive income, net	174	174
Total shareholders’ equity	44,976	43,946
Total liabilities and shareholders’ equity	$62,944	66,299

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 31,
	2016	2015
Revenues:
Transportation revenues	$27,259	28,009
Fuel surcharges	1,499	1,362
Total revenues	28,758	29,371

Cost of operations:
Compensation and benefits	12,084	12,572
Fuel expenses	3,904	3,825
Repairs & tires	1,638	1,809
Other operating	1,034	1,090
Insurance and losses	2,705	3,018
Depreciation expense	2,462	2,148
Rents, tags & utilities	863	949
Sales, general & administrative	2,311	2,399
Corporate expenses	617	958
(Gain) Loss on equipment sales	(108)	4
Total cost of operations	27,510	28,772

Total operating profit	1,248	599

BP claim settlement	—	1,687
Interest income and other	2	3
Interest expense	(32)	(35)

Income before income taxes	1,218	2,254
Provision for income taxes	306	879

Net income	$912	1,375

Comprehensive Income	$912	1,375

Earnings per common share:
Net Income-
Basic	0.28	0.42
Diluted	0.28	0.42

Number of shares (in thousands)used in computing:
-basic earnings per common share	3,290	3,273
-diluted earnings per common share	3,294	3,277

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015

(In thousands)

(Unaudited)

	Three months ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$912	1,375
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,651	2,403
Deferred income taxes	152	661
Gain on asset dispositions	(117)	(36)
Stock-based compensation	118	136
Net changes in operating assets and liabilities:
Accounts receivable	218	890
BP claim settlement receivable	—	(1,687)
Inventory of parts and supplies	(42)	7
Prepaid expenses	492	573
Other assets	2	4
Accounts payable and accrued liabilities	(4,514)	(4,165)
Income taxes payable and receivable	127	(63)
Long-term insurance liabilities and other long-term
Liabilities	(23)	(14)
Net cash (used in) provided by operating activities	(24)	84

Cash flows from investing activities:
Purchase of property and equipment	(1,525)	(449)
Proceeds from the sale of property, plant and equipment	221	66
Net cash used in investing activities	(1,304)	(383)

Cash flows from financing activities:
(Decrease) Increase in bank overdrafts	—	(449)
Proceeds from borrowing on revolving credit facility	—	13,366
Payments on revolving credit facility	—	(12,888)
Excess tax benefits from exercise of stock options	—	270
Net cash provided by financing activities	—	299

Net decrease in cash and cash equivalents	(1,328)	—
Cash and cash equivalents at beginning of period	6,005	—
Cash and cash equivalents at end of the period	$4,677	—

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(Unaudited)

(1) Description of Business and Basis of Presentation.

Description of Business

Company’s Business. The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customer’s products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 82% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customer’s fuel storage tanks for ultimate sale to the retail consumer. The remaining 18% of our business consists of hauling our customer’s dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of December 31, 2016, we employed 662 revenue-producing drivers who operated our fleet of 480 tractors and 560 trailers from our 21 terminals and 9 satellite locations in Florida, Georgia, Alabama, South Carolina, North Carolina and Tennessee.

Basis of Presentation

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2016.

(2) Recently Issued Accounting Standards. In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard will become effective for the Company beginning with the first quarter 2020 and requires a modified retrospective transition approach and includes a number of practical expedients. Early adoption of the standard is permitted. The Company is currently evaluating the impacts the adoption of this accounting guidance will have on the consolidated financial statements. The Company has relatively few leases extending over 12 months, the total gross contractual obligation for lease payments greater than 12 months at September 30, 2016 was $1,721,000.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments are recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU. Excess tax benefits were recorded in equity and as financing activity prior to adoption of this ASU. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016 with early adoption permitted. The Company adopted this guidance prospectively as of October 1, 2016. As a result of this adoption in the first quarter of fiscal 2017 we recorded a $169,000 reduction of income tax expense from windfall gains on stock option exercises.

(3) Related Party Agreements. The company is party to a Transition Services Agreement which resulted from our January 30, 2015 spin-off transaction from FRP Holdings, Inc. (FRP). The Transition Services Agreement sets forth the terms on which the Company will provide to FRP certain services that were shared prior to the Spin-off, including the services of certain shared executive officers. The boards of the respective companies amended and extended this agreement for one year effective August 1, 2016.

The consolidated statements of income reflect charges and/or allocation to FRP Holdings, Inc. for these services of $377,000 and $386,000 for the three months ended December 31, 2016 and 2015, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as a reduction to corporate expenses.

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

Patriot provides information technology services and previously subleased office space to Bluegrass Materials Company, LLC (“Bluegrass”). Mr. John Baker, brother of Edward L. Baker and uncle of Thompson S. Baker II, serves as Chairman of Bluegrass, and his son, Edward L. Baker II, serves as its Chief Executive Officer. Messrs. John Baker and Edward L. Baker II have a beneficial ownership interest in Bluegrass. Bluegrass paid $16,000 and $123,000 to the Company for the three months ended December 31, 2016 and 2015 respectively for such information technology services and office space. The services to Bluegrass ceased on December 31, 2016.

(4) Long-Term debt. The Company had no long-term debt outstanding at December 31, 2016 and September 30, 2016. The Company has two revolving lines of credit at December 31, 2016 as follows:

On January 30, 2015, the Company entered into a $25 million, five year, revolving credit agreement with Wells Fargo Bank, N.A. and assumed and refinanced $5.1 million then outstanding. As of December 31, 2016, we had no debt outstanding on this revolver, $2,386,000 outstanding under letters of credit and $22,614,000 available for additional borrowings.

The Company closed on a loan on May 13, 2015 from Branch Banking and Trust Company (BB&T) for up to $25 million under a two (2) year revolving facility to be secured by a portion of the

Company’s equipment. This facility contains a provision which automatically converts any draws under the revolver into five-year term loans with a seven year amortization. As of December 31, 2016, the Company had not taken any draws against this facility.

These credit agreements contain certain conditions, affirmative financial covenants and negative covenants including limitations on paying cash dividends. The Company was in compliance with all of its loan covenants as of December 31, 2016.

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

The following details the computations of the basic and diluted earnings per common share (dollars and shares in thousands, except per share amounts):

	Three Months ended
	December 31,
	2016	2015
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	3,290	3,273

Common shares issuable under
share based payment plans
which are potentially dilutive	4	4

Common shares used for diluted
earnings per common share	3,294	3,277

Net income	$912	1,375

Earnings per common share:
-basic	$0.28	0.42
-diluted	$0.28	0.42

For the three months ended December 31, 2016, 90,554 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended December 31, 2015, 64,047 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

Patriot Incentive Stock Plan

In January, 2015 the Board of Directors of the Company adopted the Patriot Transportation Holding, Inc. Incentive Stock Plan. Grants were issued based upon all outstanding FRP options held by company directors, officers and key employees on January 30, 2015 with the same remaining terms. The number of common shares available for future issuance was 101,580 at December 31, 2016.

Subsequent to Spin-off, the realized tax benefit pertaining to options exercised and the remaining compensation cost of options previously granted prior to the Spin-off will be recognized by FRP or Patriot based on the employment location of the related employee or director.

In December 2016, the Company approved and issued a retirement incentive to an officer in the form of stock appreciation rights. The Company granted 80,000 stock appreciation rights. The market price was $23.13 on the date of grant and the executive will get cash award at age 65 based upon the stock price at that date compared to the stock price at the date of grant but in no event will the award be less than $500,000. The Company plans to expense the fair value of the award over the 9.1 year vesting period to the officer’s attainment of age 65.

The Company recorded the following stock compensation expense for options in its consolidated statements of income (in thousands):

	Three Months ended
	December 31,
	2016	2015
Stock option grants	$118	136
Annual director stock award	—	—
	$118	136

A summary of Company stock options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at
October 1, 2016	110,811	$22.52	6.2	$999
Granted	40,780	$21.25		$272
Outstanding at
December 31, 2016	151,591	$22.18	7.0	$1,271
Exercisable at
December 31, 2016	95,901	$21.83	5.8	$758
Vested during
three months ended
December 31, 2016	27,852			$210

The aggregate intrinsic value of exercisable Company options was $143,000 and the aggregate intrinsic value of all outstanding in-the-money options was $168,000 based on the Company’s market closing price of $21.93 on December 30, 2016 less exercise prices.

The realized tax benefit from Patriot option exercises during the first three months of fiscal 2017 was $321,000 which pertained to FRP options exercised that were granted prior to the Spin-off to persons employed by Patriot. The unrecognized compensation expense of Patriot options granted as of December 31, 2016 was $801,000, which is expected to be recognized over a weighted-average period of 3.4 years.

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

As of December 31, 2016 the Company had no assets or liabilities measured at fair value on a recurring or non-recurring basis.

At December 31, 2016 and September 30, 2016, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other financial instruments approximate their fair value based upon the short-term nature of these items. We believe the fair value of the allocated outstanding debt obligations approximate their carrying value as the related debt agreements reflect present market terms and as certain debt obligations contain certain interest rates that reset periodically based on current market indices.

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

Customers: During the first three months of fiscal 2017, the Company’s ten largest customers accounted for approximately 61.2% of our revenue and one of these customers accounted for 22.4% of our revenue. Accounts receivable from the ten largest customers were $4,056,000 and $3,998,000 at December 31, 2016 and September 30, 2016 respectively. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income.

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

(11) Subsequent Event.

On January 18, 2017 the Company entered into a purchase and sale agreement to sell 25 acres of land located in South Tampa, FL for $10,000,000. The land has historically been used as our operating terminal. Should this sale transaction close, we plan to secure a new terminal facility. The agreement is subject to numerous contingencies and the Company would not expect the transaction to close for at least 14 months from the effective date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial information and related notes that appear in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customer’s products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 82% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customer’s fuel storage tanks for ultimate sale to the retail consumer. The remaining 18% of our business consists of hauling our customer’s dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of December 31, 2016, we employed 662 revenue-producing drivers who operated our fleet of 480 tractors and 560 trailers from our 21 terminals and 9 satellite locations in Florida, Georgia, Alabama, South Carolina, North Carolina and Tennessee.  We experience increased seasonal demand in the spring and in most of our other locations during the summer months.

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
14

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

ITEM	Q1 2017 vs. Q1 2016
Total Revenue	Down 2.1%
Transportation Revenue	Down 2.7%
Revenue Miles	Down by 5.6%
Fuel net of surcharges	Down by 2.4%
PAFR	Up by 32.3%
Operating Ratio	2.3% improved
Driver Turnover Rate	Down by 7 percentage points
Average Number of Drivers	Down 4.3%

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

Highlights of the First quarter of Fiscal 2017

•	Transportation revenue decreased $750,000, or 2.7%.
•	Annualized driver turnover rate improved from 65% in the first quarter of last year to 58% this quarter.
•	The Company reported net income of $912,000, or $.28 per share, (inclusive of $169,000, or $.05 per share, due to a reduced tax expense in accordance with newly adopted accounting guidance on stock option exercises), compared to net income of $1,375,000, or $.42 per share, in the same quarter last year. The prior year included $1,029,000, or $0.31 per share, of net income from the settlement of a claim with BP in connection with the 2010 Deepwater Horizon event.
15

Comparative Results of Operations for the Three months ended December 31, 2016 and 2015

	Three months ended December 31
(dollars in thousands)	2016	%	2015	%

Revenue miles (in thousands)	9,851		10,436

Revenues:
Transportation revenue	$27,259	94.8%	28,009	95.4%
Fuel surcharges	1,499	5.2%	1,362	4.6%
Total Revenues	28,758	100.0%	29,371	100.0%

Cost of operations:
Compensation and benefits	12,084	42.0%	12,572	42.8%
Fuel expenses	3,904	13.6%	3,825	13.0%
Repairs & tires	1,638	5.7%	1,809	6.2%
Other operating	1,034	3.6%	1,090	3.7%
Insurance and losses	2,705	9.4%	3,018	10.3%
Depreciation expense	2,462	8.6%	2,148	7.3%
Rents, tags & utilities	863	3.0%	949	3.2%
Sales, general & administrative	2,311	8.0%	2,399	8.2%
Corporate expenses	617	2.2%	958	3.3%
(Gain) loss on equipment	(108)	-0.4%	4	0.0%
Total cost of operations	27,510	95.7%	28,772	98.0%

Total operating profit	$1,248	4.3%	599	2.0%

During this first quarter, the overall driver turnover rate improved as compared to our experience over the past two years. However, we also saw a decrease in the flow of qualified applicants causing a reduction of our average driver force down to 670 from 700 in the same quarter last year. As a result, our revenue miles decreased by 585,000 to 9,851,000 this quarter versus the same quarter last year.

Total revenues for the quarter were $28,758,000, down $613,000 from $29,371,000 in the same quarter last year. Transportation revenues (excluding fuel surcharges) were down $750,000 to $27,259,000 as a result of the lower revenue miles. However, as a result of improved pricing and effective utilization of our equipment, our transportation revenue per mile increased by 3.1% over the same quarter last year. Fuel surcharge revenues were up $137,000 to $1,499,000.

Compensation and benefits decreased $488,000 due to $291,000 lower driver training pay and less miles driven.

Insurance and losses were lower by $313,000 versus the same quarter last year due to the favorable final settlement with our insurance company of all fiscal 2013 liability and workers compensation claims combined with lower self insured health claims, accident repairs and product losses.

Depreciation increased $314,000 but was mostly offset by lower repair and equipment leasing costs as we continue to buy new tractors to replace leased tractors.

Corporate expense was $341,000 lower than the same quarter last year mainly due to a $254,000 reduction in professional fees.

As a result, operating profit this quarter was up $649,000 to $1,248,000 compared to $599,000 in the same quarter last year. Operating ratio was 95.7 this quarter versus 98.0 in the same quarter last year.

Liquidity and Capital Resources. The Company maintains its operating accounts with Wells Fargo Bank, N.A. and these accounts directly sweep overnight against the Wells Fargo revolver. As of December 31, 2016, we had no debt outstanding on this revolver, $2,386,000 letters of credit and $22,614,000 available for additional borrowings. The Company expects our fiscal year 2017 cash generation to cover the cost of our operations and all of our budgeted capital expenditures.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Three months Ended December 31,
	2016	2015
Total cash provided by (used for):
Operating activities	$(24)	84
Investing activities	(1,304)	(383)
Financing activities	—	299
Decrease in cash and cash equivalents	$(1,328)	$—

Outstanding debt at the beginning of the period	—	—
Outstanding debt at the end of the period	—	478

Operating Activities - Net cash used in operating activities (as set forth in the cash flow statement) was $24,000 for the three months ended December 31, 2016, compared to $84,000 provided by operating activities in the same period last year. The total of net income plus depreciation and amortization and less gains on sales of property and equipment decreased $296,000 versus the same period last year. These changes are described above under "Comparative Results of Operations." Net cash flow provided by operating activities was impacted last year by the $1,687,000 BP claim settlement receivable which was collected in January 2016. Trade accounts receivable decreased $218,000 compared to $890,000 in the same period last year. These changes comprise the majority of the decrease in net cash provided by operating activities.

Investing Activities – Investing activities include the purchase of property and equipment, any business acquisitions and proceeds from sales of these assets upon retirement. For the first three months ended December 31, 2016, we spent $1,304,000 on equipment net of proceeds from retirements. For the first three months ended December 31, 2015 we spent $383,000 on equipment net of retirements.

Financing Activities – Financing activities primarily include net changes to our outstanding revolving debt. For the first three months ended December 31, 2016 we had no financing activities. During the three months ended December 31, 2015, cash provided by financing activities was $299,000. We had no outstanding long-term debt on December 31, 2016 compared to $478,000 at December 31, 2015.

Credit Facilities - In connection with the Spin-off, on January 30, 2015, the Company entered into a five-year credit agreement with Wells Fargo Bank N.A. which provides a $25 million revolving line of credit with a $10 million sublimit for stand-by letters of credit. In connection with the Spin-off, the Company assumed and refinanced onto this new revolving credit line approximately $5.1 million of indebtedness from FRP. The amounts outstanding under the credit agreement bear interest at a rate of 1.0% over LIBOR, which may change quarterly based on the Company’s ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment, which fee may change quarterly based on our ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum $25 million tangible net worth. As of December 31, 2016, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $12.1 million combined.

In addition to the unsecured revolving facility provided by Wells Fargo, Management determined the Company needed an additional financing source to provide capital for potential growth opportunities. As a result, the Company closed on a loan from Branch Banking and Trust Company (BB&T) for up to $25 million under a two (2) year revolving facility to be secured by a portion of the Company’s equipment. This facility contains a provision which automatically converts any draws under the revolver into five-year term loans with a seven year amortization. Each draw requires the payment of a bank fee equal to .25% of the amount drawn. Any amounts outstanding under this facility bear interest at a rate of 1.5% over LIBOR, which may change quarterly based on the Company’s leverage ratio. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The credit agreement contains certain conditions and financial covenants, including limitations on the payment of cash dividends that are based on the Company’s consolidated retained earnings. As of December 31, 2016, the Company had not taken any draws against this facility.

Cash Requirements - The Company currently expects its fiscal 2017 capital expenditures to be approximately $9,823,000 for expansion and replacement equipment which we expect to be fully funded by our cash generated from our operations. The Company does not currently pay any cash dividends on common stock.

Summary and Outlook. The shortage of qualified drivers is the biggest headwind we face today and is a concern as we head into the seasonally busier months ahead. We will remain focused on hiring qualified drivers and are hopeful the applicant flow will improve as we move past the holidays and into the new year. The Company is experiencing increased price competition in certain markets that may negatively impact revenues in future quarters. Rather than lower our prices significantly in these markets, Management is committed to aggressively seeking to replace any lost business with new business at better rates. We continue to see improvement in our per mile transportation revenue as well as our net fuel expense following the implementation of more neutral fuel surcharge tables last year. This year we are implementing several new technologies which we believe will enhance the driver experience, improve customer satisfaction and ultimately improve our bottom line results.

We operate in many of the best markets in the country and are known in those markets, and beyond, as a top rated carrier for both safety and customer satisfaction. We are committed to continuing our focus on safety, retention and customer satisfaction and are confident that execution of that focus will enable us to improve our profitability. We plan to maintain a strong balance sheet as we work to achieve our targeted operating ratio in the low nineties and double digit after tax returns on capital employed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the credit agreements. Under the Wells Fargo and BB&T revolving credit lines of credit, the applicable spread for borrowings at December 31, 2016 were 1.0% and 1.5%, over libor respectively. The applicable margin for such borrowings will be reduced or increased in the event that our debt to capitalization ratio as calculated under the credit agreement exceeds target levels.

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

As of December 31, 2016, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 22.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT TRANSPORTATION HOLDING, INC.

Date: February 13, 2017	By	THOMPSON S. BAKER II
Thompson S. Baker II
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. MILTON, JR.
John D. Milton, Jr.
Executive Vice President, Treasurer,
Secretary and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2016

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
22