Form 10-Q
period 2017-03-31
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2017-05-09
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2017.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2017
Common Stock	3,303,802

1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2017

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	September 30,
Assets	2017	2016
Current assets:
Cash and cash equivalents	$6,866	6,005
Accounts receivable (net of allowance for
doubtful accounts of $143 and $153, respectively)	6,444	7,043
Federal and states taxes receivable	463	261
Inventory of parts and supplies	829	811
Prepaid tires on equipment	1,938	2,052
Prepaid taxes and licenses	597	681
Prepaid insurance	705	820
Prepaid expenses, other	104	64
Total current assets	17,946	17,737

Property and equipment, at cost	102,193	102,783
Less accumulated depreciation	60,812	59,080
Net property and equipment	41,381	43,703

Goodwill	3,431	3,431
Intangible assets, net	1,105	1,214
Other assets, net	196	214
Total assets	$64,059	66,299

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,629	4,896
Accrued payroll and benefits	3,534	4,608
Accrued insurance	437	700
Accrued liabilities, other	194	369
Total current liabilities	6,794	10,573

Long-term debt	—	—
Deferred income taxes	10,154	10,479
Accrued insurance	180	184
Other liabilities	1,109	1,117
Total liabilities	18,237	22,353
Commitments and contingencies (Note 8)
Shareholders’ Equity:
Preferred stock, 5,000,000 shares authorized,
of which 250,000 shares are designated Series A
Junior Participating Preferred Stock; $0.01 par
value; none issued and outstanding	—	—
Common stock, $.10 par value; (25,000,000 shares
authorized; 3,303,802 and 3,289,353 shares issued
and outstanding, respectively)	330	329
Capital in excess of par value	36,621	35,919
Retained earnings	8,697	7,524
Accumulated other comprehensive income, net	174	174
Total shareholders’ equity	45,822	43,946
Total liabilities and shareholders’ equity	$64,059	66,299

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,		MARCH 31,
	2017	2016	2017	2016
Revenues:
Transportation revenues	$25,693	28,514	$52,952	56,523
Fuel surcharges	1,700	534	3,199	1,896
Total revenues	27,393	29,048	56,151	58,419

Cost of operations:
Compensation and benefits	11,455	12,752	23,539	25,324
Fuel expenses	3,784	3,470	7,688	7,295
Repairs & tires	1,625	1,936	3,263	3,745
Other operating	976	1,179	2,010	2,269
Insurance and losses	2,896	2,218	5,601	5,236
Depreciation expense	2,397	2,125	4,859	4,273
Rents, tags & utilities	860	955	1,723	1,904
Sales, general & administrative	2,281	2,213	4,592	4,612
Corporate expenses	998	828	1,615	1,786
Gain on equipment sales	(204)	(75)	(312)	(71)
Total cost of operations	27,068	27,601	54,578	56,373

Total operating profit	325	1,447	1,573	2,046

BP claim settlement	—	—	—	1,687
Interest income and other	1	—	3	3
Interest expense	(32)	(32)	(64)	(67)

Income before income taxes	294	1,415	1,512	3,669
Provision for income taxes	34	552	340	1,431

Net income	$260	863	$1,172	2,238

Comprehensive income	$260	863	$1,172	2,238

Earnings per common share:
Net Income -
Basic	$0.08	0.26	0.36	0.68
Diluted	$0.08	0.26	0.35	0.68

Number of shares (in thousands)used in computing:
-basic earnings per common share	3,300	3,283	3,295	3,278
-diluted earnings per common share	3,309	3,286	3,303	3,281

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2017 AND 2016

(In thousands)

(Unaudited)

	Six months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$1,172	2,238
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,238	4,757
Deferred income taxes	(325)	330
Gain on asset dispositions	(321)	(308)
Stock-based compensation	704	510
Net changes in operating assets and liabilities:
Accounts receivable	599	(603)
Inventory of parts and supplies	(18)	12
Prepaid expenses	273	490
Other assets	6	4
Accounts payable and accrued liabilities	(3,779)	(2,698)
Income taxes payable and receivable	(202)	823
Long-term insurance liabilities and other long-term
Liabilities	(12)	(345)
Net cash provided by operating activities	3,335	5,210

Cash flows from investing activities:
Purchase of property and equipment	(2,935)	(3,312)
Proceeds from the sale of property, plant and equipment	461	739
Net cash used in investing activities	(2,474)	(2,573)

Cash flows from financing activities:
(Decrease) Increase in bank overdrafts	—	(773)
Proceeds from borrowing on revolving credit facility	—	13,536
Payments on revolving credit facility	—	(13,536)
Excess tax benefits from exercise of stock options	—	154
Net cash used in financing activities	—	(619)

Net increase in cash and cash equivalents	861	2,018
Cash and cash equivalents at beginning of period	6,005	—
Cash and cash equivalents at end of the period	$6,866	2,018

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

(1) Description of Business and Basis of Presentation.

Description of Business

Company’s Business. The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customer’s products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 82% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customer’s fuel storage tanks for ultimate sale to the retail consumer. The remaining 18% of our business consists of hauling our customer’s dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of March 31, 2017, we employed 642 revenue-producing drivers who operated our fleet of 452 tractors and 544 trailers from our 21 terminals and 9 satellite locations in Florida, Georgia, Alabama, South Carolina, North Carolina and Tennessee.

Basis of Presentation

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2016.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments are recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU. Excess tax benefits were recorded in equity and as financing activity prior to adoption of this ASU. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016 with early adoption permitted. The Company adopted this guidance prospectively as of October 1, 2016. As a result of this adoption in the first six months of fiscal 2017 we recorded a $250,000 reduction of income tax expense from windfall gains on stock option exercises.

(3) Related Party Agreements. The Company is party to a Transition Services Agreement which resulted from our January 30, 2015 spin-off transaction from FRP Holdings, Inc. (FRP). The Transition Services Agreement sets forth the terms on which the Company will provide to FRP certain services that were shared prior to the Spin-off, including the services of certain shared executive officers. The boards of the respective companies amended and extended this agreement for one year effective April 1, 2017.

The consolidated statements of income reflect charges and/or allocation to FRP Holdings, Inc. for these services of $557,000 and $406,000 for the three months ended March 31, 2017 and 2016, and $934,000 and $792,000 for the six months ended March 31, 2017 and 2016, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as a reduction to corporate expenses.

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

Patriot provides information technology services and previously subleased office space to Bluegrass Materials Company, LLC (“Bluegrass”). Mr. John Baker, brother of Edward L. Baker and uncle of Thompson S. Baker II, serves as Chairman of Bluegrass, and his son, Edward L. Baker II, serves as its Chief Executive Officer. Messrs. John Baker and Edward L. Baker II have a beneficial ownership interest in Bluegrass. Bluegrass paid $165,000 to the Company for the three months ended March 31, 2016, and $16,000 and $288,000 for the six months ended March 31, 2017 and 2016, respectively for such information technology services and office space. The services to Bluegrass ceased on December 31, 2016.

(4) Long-Term debt. The Company had no long-term debt outstanding at March 31, 2017 and September 30, 2016. The Company has two revolving lines of credit at March 31, 2017 as follows:

On January 30, 2015, the Company entered into a $25 million, five year, revolving credit agreement with Wells Fargo Bank, N.A. and assumed and refinanced $5.1 million then outstanding. As of

March 31, 2017, we had no debt outstanding on this revolver, $2,386,000 outstanding under letters of credit and $22,614,000 available for additional borrowings.

The Company closed on a loan on May 13, 2015 from Branch Banking and Trust Company (BB&T) for up to $25 million under a two (2) year revolving facility to be secured by a portion of the Company’s equipment. This facility contains a provision which automatically converts any draws under the revolver into five-year term loans with a seven year amortization. As of March 31, 2017, the Company had not taken any draws against this facility. The Company will not renew the facility.

These credit agreements contain certain conditions, affirmative financial covenants and negative covenants including limitations on paying cash dividends. The Company was in compliance with all of its loan covenants as of March 31, 2017.

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

The following details the computations of the basic and diluted earnings per common share (dollars and shares in thousands, except per share amounts):

	Three Months ended		Six months ended
	March 31,		March 31,
	2017	2016	2017	2016
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	3,300	3,283	3,295	3,278

Common shares issuable under
share based payment plans
which are potentially dilutive	9	3	8	3

Common shares used for diluted
earnings per common share	3,309	3,286	3,303	3,281

Net income	$260	863	1,172	2,238

Earnings per common share:
-basic	$0.08	0.26	0.36	0.68
-diluted	$0.08	0.26	0.35	0.68

For the three and six months ended March 31, 2017, 90,554 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended March 31, 2016, 83,967 and

73,967 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

Patriot Incentive Stock Plan

In January, 2015 the Board of Directors of the Company adopted the Patriot Transportation Holding, Inc. Incentive Stock Plan. Grants were issued based upon all outstanding FRP options held by company directors, officers and key employees on January 30, 2015 with the same remaining terms. The number of common shares available for future issuance was 87,131 at March 31, 2017.

Subsequent to Spin-off, the realized tax benefit pertaining to options exercised and the remaining compensation cost of options previously granted prior to the Spin-off will be recognized by FRP or Patriot based on the employment location of the related employee or director.

In December 2016, the Company approved and issued a retirement incentive to an officer in the form of stock appreciation rights. The Company granted 80,000 stock appreciation rights. The market price was $23.13 on the date of grant and the executive will get a cash award at age 65 based upon the stock price at that date compared to the stock price at the date of grant but in no event will the award be less than $500,000. The Company plans to expense the fair value of the award over the 9.1 year vesting period to the officer’s attainment of age 65.

In March 2017, in recognition of Thompson S. Baker II's outstanding service to FRP, the Board approved the vesting of all of Mr. Baker's outstanding FRP stock options, which will expire 90 days following the termination of his employment. The vesting of Mr. Baker’s outstanding FRP options that were issued prior to the spin-off required modification stock compensation expense of $150,000. FRP reimbursed Patriot for this cost under the transition services agreement.

The Company recorded the following stock compensation expense for options in its consolidated statements of income (in thousands):

	Three Months ended		Six months ended
	March 31,		March 31,
	2017	2016	2017	2016
Stock option grants	$218	59	336	195
Annual director stock award	368	315	368	315
	$586	374	704	510

A summary of Company stock options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at
October 1, 2016	110,811	$22.52	6.2	$999
Granted	40,780	$21.25		$272
Outstanding at
March 31, 2017	151,591	$22.18	6.8	$1,271
Exercisable at
March 31, 2017	95,901	$21.83	5.5	$758
Vested during
six months ended
March 31, 2017	27,852			$210

The aggregate intrinsic value of exercisable Company options was $177,000 and the aggregate intrinsic value of all outstanding in-the-money options was $220,000 based on the Company’s market closing price of $22.50 on March 31, 2017 less exercise prices.

The realized tax benefit from Patriot option exercises during the first six months of fiscal 2017 was $460,000 which pertained to FRP options exercised that were granted prior to the Spin-off to persons employed by Patriot. The unrecognized compensation expense of Patriot options granted as of March 31, 2017 was $575,000, which is expected to be recognized over a weighted-average period of 3.5 years.

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

As of March 31, 2017 the Company had no assets or liabilities measured at fair value on a recurring or non-recurring basis.

At March 31, 2017 and September 30, 2016, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other financial instruments approximate their fair value based upon the short-term nature of these items.

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

Customers: During the first six months of fiscal 2017, the Company’s ten largest customers accounted for approximately 61.4% of our revenue and one of these customers accounted for 21.8% of our revenue. Accounts receivable from the ten largest customers were $3,767,000 and $3,998,000 at March 31, 2017 and September 30, 2016 respectively. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income.

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

Overview

The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customer’s products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 82% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customer’s fuel storage tanks for ultimate sale to the retail consumer. The remaining 18% of our business consists of hauling our customer’s dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of March 31, 2017, we employed 642 revenue-producing drivers who operated our fleet of 452 tractors and 544 trailers from our 21 terminals and 9 satellite locations in Florida, Georgia, Alabama, South Carolina, North Carolina and Tennessee.  We experience increased seasonal demand in the spring and in most of our other locations during the summer months.

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

ITEM	Q2 2017 vs. Q2 2016
Total Revenue	Down 5.7%
Transportation Revenue	Down 9.9%
Revenue Miles	Down by 12.8%
Fuel net of surcharges	Down by 29%
PAFR	Up by 31.1%
Operating Ratio	3.8% decreased
Driver Turnover Rate	Increased by 13 percentage points
Average Number of Drivers	Down 10.9%

The Company’s operations are influenced by a number of external and internal factors. External factors include levels of economic and industrial activity in the United States and the Southeast, driver availability and cost, government regulations regarding driver qualifications and limitations on the hours drivers can work, petroleum product demand in the Southeast which is driven in part by tourism and commercial aviation, and fuel costs. Internal factors include revenue mix, equipment utilization, Company imposed restrictions on hiring drivers under the age of 23 or drivers without at least one year of driving experience, auto and workers’ compensation accident frequencies and severity, administrative costs, and group health claims experience. The financial results of the Company for any individual quarter are not necessarily indicative of results to be expected for the year.

Highlights of the Second quarter of Fiscal 2017

•	Transportation revenue decreased $2,821,000, or 9.9%.
•	Annualized driver turnover rate increased from 61% in the second quarter of last year to 74% this quarter.
•	The Company reported net income of $260,000, or $.08 per share (inclusive of $81,000, or $.02 per share, due to a reduced tax expense in accordance with newly adopted accounting guidance on stock option exercises), compared to net income of $863,000, or $.26 per share, in the same quarter last year.

Comparative Results of Operations for the Three Months ended March 31, 2017 and 2016

	Three months ended March 31
(dollars in thousands)	2017	%	2016	%

Revenue miles (in thousands)	9,334		10,705

Revenues:
Transportation revenue	$25,693	93.8%	28,514	98.2%
Fuel surcharges	1,700	6.2%	534	1.8%
Total Revenues	27,393	100.0%	29,048	100%

Cost of operations:
Compensation and benefits	11,455	41.8%	12,752	43.9%
Fuel expenses	3,784	13.8%	3,470	11.9%
Repairs & tires	1,625	5.9%	1,936	6.7%
Other operating	976	3.6%	1,179	4.1%
Insurance and losses	2,896	10.6%	2,218	7.6%
Depreciation expense	2,397	8.8%	2,125	7.3%
Rents, tags & utilities	860	3.1%	955	3.3%
Sales, general & administrative	2,281	8.3%	2,213	7.6%
Corporate expenses	998	3.6%	828	2.9%
(Gain) loss on equipment	(204)	-0.7%	(75)	-0.3%
Total cost of operations	27,068	98.8%	27,601	95%

Total operating profit	$325	1.2%	1,447	5%

During most of the quarter, U.S. average weekly demand for gasoline was down roughly 3-5% versus the same period a year ago. In addition, a large customer bid several of our markets which resulted in the Company losing volume with that customer in some of our locations. As a result, our revenue miles this quarter declined by 1,371,000, or 12.8%, to 9,334,000 versus the same quarter last year. Total revenues for the quarter were $27,393,000, down $1,655,000 from $29,048,000 in the same quarter last year. Transportation revenues (excluding fuel surcharges) were down $2,821,000 to $25,693,000 as a result of the lower revenue miles. However, as a result of improved pricing and effective utilization of our equipment, our transportation revenue per mile increased by 3.3% over the same quarter last year. Fuel surcharge revenues were up $1,166,000 to $1,700,000 due to higher diesel prices and the positive benefits of renegotiating fuel surcharge tables with several key customers last year.

Compensation and benefits decreased $1,297,000 due to fewer miles driven and lower driver training pay as we struggled to find qualified drivers to hire and train. Net fuel expense (i.e. gross fuel expenses less fuel surcharges) decreased by $852,000 due to fewer miles driven and higher fuel surcharges. Insurance and losses were up by $678,000 versus the same quarter last year due mainly to increased self insured workers’ compensation and health claims. Depreciation increased $272,000 but was mostly offset by lower repair and equipment leasing costs as we continue to eliminate leased tractors from prior acquisitions and replace with Company owned equipment. Corporate expense was higher by $170,000 mainly due to a gain on sale of a 75% interest in the corporate aircraft in last year’s second quarter.

As a result, operating profit this quarter was down $1,122,000 to $325,000 compared to $1,447,000 in the same quarter last year. Operating ratio was 98.8 this quarter versus 95.0 in the same quarter last year.

During this second quarter, our driver turnover increased and our applicant flow for new qualified drivers declined compared to last year. We face intense competition for qualified drivers both from our direct competitors as well as other industries seeking laborers from the same group that serves the Company. As a result, we experienced a reduction of our average driver force down to 645 from 724 in the same quarter last year. Hiring, training and retaining qualified drivers remains our number one challenge and priority and we are exploring several options related to improving (i) our hiring process, (ii) our compensation structure and (iii) the working environment for our Company drivers.

Similar to recent history, our strategy continues to be that we are not willing to reduce our rates to match unacceptably low bidders and instead will focus on replacing with new business at acceptable rates. We have already seen some success in the markets where we lost business this quarter and are continuing to focus our efforts on completely regaining the prior business levels.

During the quarter our CEO, Thompson S. Baker, II, announced his resignation as CEO of the Company to accept an executive VP position at Vulcan Materials Company. Mr. Baker will continue to serve as the Chairman of the Company’s Board of Directors. We want to take this opportunity to thank Mr. Baker for his excellent leadership over the past several years and wish him the best in his new endeavors. Robert E. Sandlin, long time President of our operating subsidiary, Florida Rock & Tank Lines, Inc., was named to replace Mr. Baker as CEO of the Company. Mr. Sandlin has spent his entire 30 plus year career with the Company and we are very excited to have him lead our Company.

Highlights of the First Six Months of Fiscal 2017

•	Transportation revenue decreased $3,571,000, or 6.3%.
•	Fuel cost net of fuel surcharges decreased $910,000.
•	Our ending driver count for this period decreased to 642 versus 728 in the same period last year.
•	Annualized driver turnover rate increased from 63% in the first six months of last year to 66% this year.
•	The Company reported net income of $1,172,000, or $.35 per share (inclusive of $250,000, or $.08 per share, due to a reduced tax expense in accordance with newly adopted accounting guidance on stock option exercises), compared to net income of $2,238,000, or $.68 per share, in the same period last year. The prior year included $1,029,000, or $0.31 per share, of net income from the settlement of a claim with BP in connection with the 2010 Deepwater Horizon event.

Comparative Results of Operations for the Six months ended March 31, 2017 and 2016

	Six months ended March 31
(dollars in thousands)	2017	%	2016	%

Revenue miles (in thousands)	19,185		21,141

Revenues:
Transportation revenue	$52,952	94.3%	56,523	96.8%
Fuel surcharges	3,199	5.7%	1,896	3.2%
Total Revenues	56,151	100.0%	58,419	100.0%

Cost of operations:
Compensation and benefits	23,539	41.9%	25,324	43.3%
Fuel expenses	7,688	13.7%	7,295	12.5%
Repairs & tires	3,263	5.8%	3,745	6.4%
Other operating	2,010	3.6%	2,269	3.9%
Insurance and losses	5,601	10.0%	5,236	9%
Depreciation expense	4,859	8.6%	4,273	7.3%
Rents, tags & utilities	1,723	3.1%	1,904	3.2%
Sales, general & administrative	4,592	8.2%	4,612	7.9%
Corporate expenses	1,615	2.9%	1,786	3.1%
(Gain) loss on equipment	(312)	-0.6%	(71)	-0.1%
Total cost of operations	54,578	97.2%	56,373	96.5%

Total operating profit	$1,573	2.8%	2,046	3.5%

Our revenue miles declined by 1,956,000, or 9.3%, to 19,185,000 versus the same period last year due to the lower demand for gasoline and the loss of business in a few of our markets. Total revenues were $56,151,000, down $2,268,000 from $58,419,000 last year. Transportation revenues

(excluding fuel surcharges) were down $3,571,000 to $52,952,000 as a result of the lower revenue miles. However, as a result of improved pricing and effective utilization of our equipment, our transportation revenue per mile increased by 3.2% over the same period last year. Fuel surcharge revenues were up $1,303,000 to $3,199,000 due to higher diesel prices and the positive benefits of renegotiating fuel surcharge tables with several key customers last year.

Compensation and benefits decreased $1,785,000 due to fewer miles driven and lower driver training pay. Net fuel expense (i.e. gross fuel expenses less fuel surcharges) decreased by $910,000 due to fewer miles driven and higher fuel surcharges. Insurance and losses were up $365,000 versus the same period last year due mainly to increased self insured workers compensation and health claims. Depreciation increased $586,000 but was mostly offset by lower repair and equipment leasing costs. Corporate expense was $171,000 lower than last year mainly due to a $226,000 reduction in legal fees.

As a result, operating profit was down $473,000 to $1,573,000 compared to $2,046,000 last year. Operating ratio was 97.2 versus 96.5 last year.

Liquidity and Capital Resources. The Company maintains its operating accounts with Wells Fargo Bank, N.A. and these accounts directly sweep overnight against the Wells Fargo revolver. As of March 31, 2017, we had no debt outstanding on this revolver, $2,386,000 letters of credit and $22,614,000 available for additional borrowings. The Company expects our fiscal year 2017 cash generation to cover the cost of our operations and all of our budgeted capital expenditures.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Six months
	Ended March 31,
	2017	2016
Total cash provided by (used for):
Operating activities	$3,335	5,210
Investing activities	(2,474)	(2,573)
Financing activities	—	(619)
Increase in cash and cash equivalents	$861	2,018

Outstanding debt at the beginning of the period	—	—
Outstanding debt at the end of the period	—	—

Operating Activities - Net cash provided by operating activities (as set forth in the cash flow statement) was $3,335,000 for the six months ended March 31, 2017, compared to $5,210,000 in the same period last year. The total of net income plus depreciation and amortization and less gains on sales of property and equipment decreased $598,000 versus the same period last year. These changes are described above under "Comparative Results of Operations." Net cash flow provided by operating activities was impacted last year by receipt of $1,029,000 for the BP claim settlement net of income taxes. Trade accounts receivable decreased $599,000 compared to an increase of $603,000 in the same period last year due to lower days sales outstanding and lower revenues. Accounts payable and accrued liabilities decreased $1,081,000 more than the same period last year due to the timing of equipment purchases and lower bonus accruals. The change in income tax payable and receivable negatively impacted net cash provided by operating activities in the amount of $1,025,000 due to the variance of estimated tax payments. These changes comprise the majority of the decrease in net cash provided by operating activities.

Investing Activities – Investing activities include the purchase of property and equipment, any business acquisitions and proceeds from sales of these assets upon retirement. For the first six months ended March 31, 2017, we spent $2,474,000 on equipment net of proceeds from retirements. For the first six months ended March 31, 2016 we spent $2,573,000 on equipment net of retirements.

Financing Activities – Financing activities primarily include net changes to our outstanding revolving debt. For the first six months ended March 31, 2017 we had no financing activities. During the six months ended March 31, 2016, cash used in financing activities was $619,000. We had no outstanding long-term debt on March 31, 2017 or March 31, 2016.

Credit Facilities - In connection with the Spin-off, on January 30, 2015, the Company entered into a five-year credit agreement with Wells Fargo Bank N.A. which provides a $25 million revolving line of credit with a $10 million sublimit for stand-by letters of credit. In connection with the Spin-off, the Company assumed and refinanced onto this new revolving credit line approximately $5.1 million of indebtedness from FRP. The amounts outstanding under the credit agreement bear interest at a rate of 1.0% over LIBOR, which may change quarterly based on the Company’s ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment, which fee may change quarterly based on our ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum $25 million tangible net worth. As of March 31, 2017, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $12.8 million combined.

In addition to the unsecured revolving facility provided by Wells Fargo, Management determined the Company needed an additional financing source to provide capital for potential growth opportunities. As a result, the Company closed on a loan from Branch Banking and Trust Company (BB&T) for up to $25 million under a two (2) year revolving facility to be secured by a portion of the Company’s equipment. This facility contains a provision which automatically converts any draws under the revolver into five-year term loans with a seven year amortization. Each draw requires the payment of a bank fee equal to .25% of the amount drawn. Any amounts outstanding under this facility bear interest at a rate of 1.5% over LIBOR, which may change quarterly based on the Company’s leverage ratio. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment. The credit agreement contains certain conditions and financial covenants, including limitations on the payment of cash dividends that are based on the Company’s consolidated retained earnings. As of March 31, 2017, the Company had not taken any draws against this facility.

Cash Requirements - The Company currently expects its fiscal 2017 capital expenditures to be approximately $6,500,000 for expansion and replacement equipment which we expect to be fully funded by our cash generated from our operations. The Company does not currently pay any cash dividends on common stock.

Summary and Outlook. While the demand for gasoline has been lower for most of the first half of our fiscal year we have seen volumes picking up during the month of March as we head into our typically busy season. We continued to see improvement in our per mile transportation revenue as well as our net fuel expense following the implementation of more neutral fuel surcharge tables last year. The shortage of qualified drivers is the biggest headwind we face today and is a concern as we head into the seasonally busier months ahead. We remain focused on both retention and hiring qualified drivers and are continually discussing various alternatives with respect to driver marketing, driver qualifications and increasing the recruitment of owner-operators that we believe will increase the available driver pool to accomplish these objectives. This year we are implementing several new technologies which we believe will enhance the driver experience, improve customer satisfaction and ultimately improve our bottom line results. Our largest of these initiatives, the installation of our new onboard computer system with improved workflow, will simplify the driver’s data entry during loading and unloading and also supply improved delivery information and invoicing for our customer.

During the quarter, we entered into two separate purchase and sale agreements to sell real property located in South Tampa, FL ($10M sales price) and Pensacola, FL ($1.5M sales price). Both contracts are subject to numerous contingencies as the properties are being acquired for commercial redevelopment but we are optimistic that these transactions will close in early FY ‘18 adding significant value for our shareholders.

We operate in many of the best markets in the country and are known in those markets, and beyond, as a top rated carrier in both safety and customer satisfaction. We are committed to continuing our focus on safety, retention and customer satisfaction and are confident that execution of that focus will enable us to improve our profitability. We will benefit from and plan to maintain a strong balance sheet as we work to achieve our targeted operating ratio in the low nineties and double digit returns on after tax capital employed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the credit agreements. Under the Wells Fargo and BB&T revolving credit lines of credit, the applicable spread for borrowings at March 31, 2017 were 1.0% and 1.5%, over libor respectively. The applicable margin for such borrowings will be reduced or increased in the event that our debt to capitalization ratio as calculated under the credit agreement exceeds target levels.

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

As of March 31, 2017, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

PATRIOT TRANSPORTATION HOLDING, INC.

Date: May 9, 2017	By	ROBERT E. SANDLIN
Robert E. Sandlin
President and Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. MILTON, JR.
John D. Milton, Jr.
Executive Vice President, Treasurer,
Secretary and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

EXHIBIT INDEX

(14)	Financial Code of Ethical Conduct between the Company, Chief Executive Officers, and Financial Managers, as adopted on May 6, 2015, which is available on the Company’s website at www.patriottrans.com.

(31)(a)	Certification of Robert E. Sandlin.
(31)(b)	Certification of John D. Milton, Jr.
(31)(c)	Certification of John D. Klopfenstein.

(32)	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
25