Form 10-Q
period 2017-06-30
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2017-08-10
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2017.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2017
Common Stock	3,303,802

1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2017

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	September 30,
Assets	2017	2016
Current assets:
Cash and cash equivalents	$9,407	6,005
Accounts receivable (net of allowance for
doubtful accounts of $151 and $153, respectively)	6,160	7,043
Federal and state taxes receivable	414	261
Inventory of parts and supplies	863	811
Prepaid tires on equipment	1,925	2,052
Prepaid taxes and licenses	381	681
Prepaid insurance	919	820
Prepaid expenses, other	85	64
Total current assets	20,154	17,737

Property and equipment, at cost	101,971	102,783
Less accumulated depreciation	62,203	59,080
Net property and equipment	39,768	43,703

Goodwill	3,431	3,431
Intangible assets, net	1,062	1,214
Other assets, net	187	214
Total assets	$64,602	66,299

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,296	4,896
Accrued payroll and benefits	4,009	4,608
Accrued insurance	490	700
Accrued liabilities, other	296	369
Total current liabilities	7,091	10,573

Long-term debt	—	—
Deferred income taxes	9,895	10,479
Accrued insurance	180	184
Other liabilities	1,106	1,117
Total liabilities	18,272	22,353
Commitments and contingencies (Note 8)
Shareholders’ Equity:
Preferred stock, 5,000,000 shares authorized,
of which 250,000 shares are designated Series A
Junior Participating Preferred Stock; $0.01 par
value; none issued and outstanding	—	—
Common stock, $.10 par value; (25,000,000 shares
authorized; 3,303,802 and 3,289,353 shares issued
and outstanding, respectively)	330	329
Capital in excess of par value	36,674	35,919
Retained earnings	9,152	7,524
Accumulated other comprehensive income, net	174	174
Total shareholders’ equity	46,330	43,946
Total liabilities and shareholders’ equity	$64,602	66,299

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2017	2016	2017	2016
Revenues:
Transportation revenues	$26,275	30,187	$79,227	86,710
Fuel surcharges	1,829	1,175	5,028	3,071
Total revenues	28,104	31,362	84,255	89,781

Cost of operations:
Compensation and benefits	12,274	13,034	35,813	38,358
Fuel expenses	3,622	4,031	11,310	11,326
Repairs & tires	1,862	2,061	5,125	5,806
Other operating	1,134	1,195	3,144	3,464
Insurance and losses	2,567	2,736	8,168	7,972
Depreciation expense	2,349	2,245	7,208	6,518
Rents, tags & utilities	820	949	2,543	2,853
Sales, general & administrative	2,446	2,404	7,038	7,016
Corporate expenses	591	502	2,206	2,288
Gain on equipment sales	(95)	(85)	(407)	(156)
Total cost of operations	27,570	29,072	82,148	85,445

Total operating profit	534	2,290	2,107	4,336

BP claim settlement	—	—	—	1,687
Interest income and other	1	1	4	4
Interest expense	(15)	(31)	(79)	(98)

Income before income taxes	520	2,260	2,032	5,929
Provision for income taxes	64	881	404	2,312

Net income	$456	1,379	$1,628	3,617

Comprehensive income	$456	1,379	$1,628	3,617

Earnings per common share:
Net Income -
Basic	$0.14	0.42	0.49	1.10
Diluted	$0.14	0.42	0.49	1.10

Number of shares (in thousands)used in computing:
-basic earnings per common share	3,304	3,287	3,298	3,281
-diluted earnings per common share	3,305	3,289	3,301	3,284

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2017 AND 2016

(In thousands)

(Unaudited)

	Nine months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$1,628	3,617
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,779	7,192
Deferred income taxes	(584)	630
Gain on asset dispositions	(438)	(404)
Stock-based compensation	756	584
Net changes in operating assets and liabilities:
Accounts receivable	883	(958)
Inventory of parts and supplies	(52)	6
Prepaid expenses	307	767
Other assets	9	6
Accounts payable and accrued liabilities	(3,482)	(3,474)
Income taxes payable and receivable	(153)	260
Long-term insurance liabilities and other long-term
liabilities	(15)	(386)
Net cash provided by operating activities	6,638	7,840

Cash flows from investing activities:
Purchase of property and equipment	(3,837)	(5,431)
Proceeds from the sale of property, plant and equipment	601	849
Net cash used in investing activities	(3,236)	(4,582)

Cash flows from financing activities:
(Decrease) Increase in bank overdrafts	—	(773)
Proceeds from borrowing on revolving credit facility	—	13,536
Payments on revolving credit facility	—	(13,536)
Excess tax benefits from exercise of stock options	—	154
Net cash used in financing activities	—	(619)

Net increase in cash and cash equivalents	3,402	2,639
Cash and cash equivalents at beginning of period	6,005	—
Cash and cash equivalents at end of the period	$9,407	2,639

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

(1) Description of Business and Basis of Presentation.

Description of Business

Company’s Business. The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customer’s products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 82% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customer’s fuel storage tanks for ultimate sale to the retail consumer. The remaining 18% of our business consists of hauling our customer’s dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of June 30, 2017, we employed 611 revenue-producing drivers who operated our fleet of 453 tractors and 556 trailers from our 21 terminals and 9 satellite locations in Florida, Georgia, Alabama, South Carolina, North Carolina and Tennessee.

Basis of Presentation

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2016.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. Excess tax benefits for share-based payments are recorded as a reduction of income taxes and reflected in operating cash flows upon the adoption of this ASU. Excess tax benefits were recorded in equity and as financing activity prior to adoption of this ASU. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2016 with early adoption permitted. The Company adopted this guidance prospectively as of October 1, 2016. As a result of this adoption we recorded a reduction of income tax expense from excess tax benefits on stock option exercises of $139,000 and $389,000 for the three and nine months ended June 30, 2017, respectively.

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

The consolidated statements of income reflect charges and/or allocation to FRP Holdings, Inc. for these services of $320,000 and $388,000 for the three months ended June 30, 2017 and 2016, and $1,254,000 and $1,180,000 for the nine months ended June 30, 2017 and 2016, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as a reduction to corporate expenses.

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

Patriot provided information technology services and previously subleased office space to Bluegrass Materials Company, LLC (“Bluegrass”). Mr. John Baker, brother of Edward L. Baker and uncle of Thompson S. Baker II, serves as Chairman of Bluegrass, and his son, Edward L. Baker II, serves as its Chief Executive Officer. Messrs. John Baker and Edward L. Baker II have a beneficial ownership interest in Bluegrass. Bluegrass paid $126,000 to the Company for the three months ended June 30, 2016, and $16,000 and $414,000 for the nine months ended June 30, 2017 and 2016, respectively for such information technology services and office space. The services to Bluegrass ceased on December 31, 2016. Patriot paid $4,000 to Bluegrass for information technology services for the three months ending June 20, 2017.

(4) Long-Term debt. The Company had no long-term debt outstanding at June 30, 2017 and September 30, 2016. On January 30, 2015, the Company entered into a $25 million, five year, revolving credit agreement with Wells Fargo Bank, N.A. and assumed and refinanced $5.1 million then outstanding. As of June 30, 2017, we had no debt outstanding on this revolver, $2,180,000 outstanding under letters of credit and $22,820,000 available for additional borrowings. This credit agreement contains certain conditions, affirmative financial covenants and negative covenants including limitations on paying cash dividends. The Company was in compliance with all of its loan covenants as of June 30, 2017.

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

The following details the computations of the basic and diluted earnings per common share (dollars and shares in thousands, except per share amounts):

	Three Months ended		Nine months ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	3,304	3,287	3,298	3,281

Common shares issuable under
share based payment plans
which are potentially dilutive	1	2	3	3

Common shares used for diluted
earnings per common share	3,305	3,289	3,301	3,284

Net income	$456	1,379	1,628	3,617

Earnings per common share:
-basic	$0.14	0.42	0.49	1.10
-diluted	$0.14	0.42	0.49	1.10

For the three and nine months ended June 30, 2017, 130,559 and 121,449 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended June 30, 2016, 83,967 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

Patriot Incentive Stock Plan

In January, 2015 the Board of Directors of the Company adopted the Patriot Transportation Holding, Inc. Incentive Stock Plan. Grants were issued based upon all outstanding FRP options held by company directors, officers and key employees on January 30, 2015 with the same remaining terms. The number of common shares available for future issuance was 87,131 at June 30, 2017.

Subsequent to Spin-off, the realized tax benefit pertaining to options exercised and the remaining compensation cost of options previously granted prior to the Spin-off will be recognized by FRP or Patriot based on the employment location of the related employee or director.

In December 2016, the Company approved and issued a long-term performance incentive to an officer in the form of stock appreciation rights. The Company granted 80,000 stock appreciation rights. The market price was $23.13 on the date of grant and the executive will get a cash award at age 65 based upon the stock price at that date compared to the stock price at the date of grant but in no event will the award be less than $500,000. The Company plans to expense the fair value of the award over the 9.1 year vesting period to the officer’s attainment of age 65.

In March 2017, in recognition of Thompson S. Baker II's outstanding service to FRP, the Board approved the vesting of all of Mr. Baker's outstanding FRP stock options, which expired 90 days following the termination of his employment. The vesting of Mr. Baker’s outstanding FRP options that were issued prior to the spin-off required modification stock compensation expense of $150,000. FRP reimbursed Patriot for this cost under the transition services agreement.

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Nine months ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock option grants	$52	74	388	269
Annual director stock award	—	—	368	315
	$52	74	756	584

A summary of Company stock options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at
October 1, 2016	110,811	$22.52	6.2	$999
Granted	40,780	$21.25		$272
Outstanding at
June 30, 2017	151,591	$22.18	6.5	$1,271
Exercisable at
June 30, 2017	95,901	$21.83	5.3	$758
Vested during
nine months ended
June 30, 2017	27,852			$210

The aggregate intrinsic value of exercisable Company options was $9,000 and the aggregate intrinsic value of all outstanding in-the-money options was $9,000 based on the Company’s market closing price of $17.87 on June 30, 2017 less exercise prices.

The realized tax benefit from option exercises during the first nine months of fiscal 2017 was $801,000 which pertained to FRP options exercised that were granted prior to the Spin-off to persons employed by Patriot. The unrecognized compensation expense of Patriot options granted as of June 30, 2017 was $523,000, which is expected to be recognized over a weighted-average period of 3.3 years.

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

As of June 30, 2017 the Company had no assets or liabilities measured at fair value on a recurring or non-recurring basis.

At June 30, 2017 and September 30, 2016, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other financial instruments approximate their fair value based upon the short-term nature of these items.

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

Customers: During the first nine months of fiscal 2017, the Company’s ten largest customers accounted for approximately 60% of our revenue and one of these customers accounted for 20.5% of our revenue. Accounts receivable from the ten largest customers were $3,505,000 and $3,998,000 at June 30, 2017 and September 30, 2016 respectively. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income.

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

Overview

The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customer’s products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 82% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customer’s fuel storage tanks for ultimate sale to the retail consumer. The remaining 18% of our business consists of hauling our customer’s dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of June 30, 2017, we employed 611 revenue-producing drivers who operated our fleet of 453 tractors and 556 trailers from our 21 terminals and 9 satellite locations in Florida, Georgia, Alabama, South Carolina, North Carolina and Tennessee.  We experience increased seasonal demand in the spring and in most of our other locations during the summer months.

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

ITEM	Q3 2017 vs. Q3 2016
Total Revenue	Down 10.4%
Transportation Revenue	Down 13%
Revenue Miles	Down by 15%
Fuel net of surcharges	Down by 37.2%
PAFR (per 1 million miles)	Improved from 1.70 to .84
Operating Ratio	Increased from 92.7% to 98.1%
Driver Turnover Rate	Increased from 67% to 75%
Average Number of Drivers	Down 17.6%

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

Highlights of the Third quarter of Fiscal 2017

•	Transportation revenue decreased $3,912,000, or 13%.
•	Annualized driver turnover rate increased from 67% in the third quarter of last year to 75% this quarter.
•	The Company reported net income of $456,000, or $.14 per share (inclusive of $139,000, or $.04 per share, due to a reduced tax expense in accordance with newly adopted accounting guidance on stock option exercises), compared to net income of $1,379,000, or $.42 per share, in the same quarter last year.
15

Comparative Results of Operations for the Three Months ended June 30, 2017 and 2016

	Three months ended June 30
(dollars in thousands)	2017	%	2016	%

Revenue miles (in thousands)	9,524		11,209

Revenues:
Transportation revenue	$26,275	93.5%	30,187	96.3%
Fuel surcharges	1,829	6.5%	1,175	3.7%
Total Revenues	28,104	100.0%	31,362	100%

Cost of operations:
Compensation and benefits	12,274	43.7%	13,034	41.6%
Fuel expenses	3,622	12.9%	4,031	12.8%
Repairs & tires	1,862	6.6%	2,061	6.6%
Other operating	1,134	4.0%	1,195	3.8%
Insurance and losses	2,567	9.1%	2,736	8.7%
Depreciation expense	2,349	8.4%	2,245	7.2%
Rents, tags & utilities	820	2.9%	949	3.0%
Sales, general & administrative	2,446	8.7%	2,404	7.7%
Corporate expenses	591	2.1%	502	1.6%
(Gain) loss on equipment	(95)	-0.3%	(85)	-0.3%
Total cost of operations	27,570	98.1%	29,072	92.7%

Total operating profit	$534	1.9%	2,290	7.3%

Our revenue miles declined by 1,685,000, or 15%, to 9,524,000 versus the same quarter last year. Total revenues for the quarter were $28,104,000, down $3,258,000 from the same quarter last year. Transportation revenues (excluding fuel surcharges) were $26,275,000, down $3,912,000. Our transportation revenue per mile increased by 2.4% over the same quarter last year. Fuel surcharge revenues were up $654,000 to $1,829,000 due to higher diesel prices and the positive benefits of renegotiating fuel surcharge tables with several key customers last year.

Our lower revenues in the quarter resulted from a net reduction of business levels across our existing customer base mainly stemming from rates in competitive bid processes and the move of a particular customer to a privately owned fleet. Additionally, the lower driver count and difficulty hiring are hindering us from adding back potential new business in certain markets where business is available.

We managed to keep our overall variable costs in-line with the declines in miles and revenues. Compensation and benefits decreased $760,000 due to fewer miles driven but was negatively impacted by a one-time accrual of $264,000 resulting from the award of two additional vacation days for our drivers. Net fuel expense (i.e. gross fuel expenses less fuel surcharges) decreased by $1,063,000 due to fewer miles driven and higher fuel surcharges.

Insurance and losses were down by $169,000 versus the same quarter last year due mainly to favorable adjustments to risk partially offset by higher health claims. SG&A was flat as we remain staffed to grow our revenues and driver count.

As a result, operating profit this quarter was down $1,756,000 to $534,000 (negatively impacted by the one-time $264,000 vacation accrual) compared to $2,290,000 in the same quarter last year. Operating ratio was 98.1 this quarter versus 92.7 in the same quarter last year.

Highlights of the First Nine months of Fiscal 2017

•	Transportation revenue decreased $7,483,000, or 8.6%.
•	Fuel cost net of fuel surcharges decreased $1,973,000.
•	Our ending driver count for this period decreased to 611 versus 731 in the same period last year.
•	Annualized driver turnover rate increased from 62% in the first nine months of last year to 67% this year.
•	The Company reported net income of $1,628,000, or $.49 per share (inclusive of $389,000, or $.12 per share, due to a reduced tax expense in accordance with newly adopted accounting guidance on stock option exercises), compared to net income of $3,617,000, or $1.10 per share, in the same period last year. The prior year included $1,029,000, or $0.31 per share, of net income from the settlement of a claim with BP in connection with the 2010 Deepwater Horizon event.

Comparative Results of Operations for the Nine months ended June 30, 2017 and 2016

	Nine months ended June 30
(dollars in thousands)	2017	%	2016	%

Revenue miles (in thousands)	28,709		32,349

Revenues:
Transportation revenue	$79,227	94.0%	86,710	96.6%
Fuel surcharges	5,028	6.0%	3,071	3.4%
Total Revenues	84,255	100.0%	89,781	100.0%

Cost of operations:
Compensation and benefits	35,813	42.5%	38,358	42.7%
Fuel expenses	11,310	13.4%	11,326	12.6%
Repairs & tires	5,125	6.1%	5,806	6.5%
Other operating	3,144	3.7%	3,464	3.9%
Insurance and losses	8,168	9.7%	7,972	8.9%
Depreciation expense	7,208	8.6%	6,518	7.3%
Rents, tags & utilities	2,543	3.0%	2,853	3.2%
Sales, general & administrative	7,038	8.4%	7,016	7.8%
Corporate expenses	2,206	2.6%	2,288	2.5%
(Gain) loss on equipment	(407)	-0.5%	(156)	-0.2%
Total cost of operations	82,148	97.5%	85,445	95.2%

Total operating profit	$2,107	2.5%	4,336	4.8%
17

Our revenue miles declined by 3,640,000, or 11.3%, to 28,709,000 versus the same period last year due to an overall net loss of business due to (i) rates, (ii) privatization of a customer fleet and (iii) the lower demand for gasoline in the earlier part of the fiscal year which was not fully offset by the addition of new business with other customers. Total revenues were $84,255,000, down $5,526,000 from last year. Transportation revenues (excluding fuel surcharges) were down $7,483,000 to $79,227,000 as a result of the lower revenue miles. However, our transportation revenue per mile increased by 3.0% over the same period last year. Fuel surcharge revenues were up $1,957,000 to $5,028,000 due to higher diesel prices and the positive benefits of renegotiating fuel surcharge tables with several key customers last year.

Our variable costs were in-line with the decrease in miles and revenues. Compensation and benefits decreased $2,545,000 due to fewer miles driven. Net fuel expense (i.e. gross fuel expenses less fuel surcharges) decreased by $1,973,000 due to fewer miles driven and higher fuel surcharges.

Insurance and losses were up $196,000 versus the same period last year due mainly to increased health claims. Depreciation increased $690,000 but was mostly offset by lower repair and equipment leasing costs as we have continued to replace leased equipment from a prior acquisition with new equipment. SG&A was flat as we remain staffed to grow our revenues and driver count. Corporate expense was $82,000 lower than last year mainly due to a $169,000 reduction in legal fees.

As a result, operating profit was down $2,229,000 to $2,107,000 compared to $4,336,000 last year. Operating ratio was 97.5 versus 95.2 last year.

Liquidity and Capital Resources. The Company maintains its operating accounts with Wells Fargo Bank, N.A. and these accounts directly sweep overnight against the Wells Fargo revolver. As of June 30, 2017, we had no debt outstanding on this revolver, $2,180,000 letters of credit and $22,820,000 available for additional borrowings. The Company expects our fiscal year 2017 cash generation to cover the cost of our operations and all of our budgeted capital expenditures.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Nine months
	Ended June 30,
	2017	2016
Total cash provided by (used for):
Operating activities	$6,638	7,840
Investing activities	(3,236)	(4,582)
Financing activities	—	(619)
Increase in cash and cash equivalents	$3,402	2,639

Outstanding debt at the beginning of the period	—	—
Outstanding debt at the end of the period	—	—

Operating Activities - Net cash provided by operating activities (as set forth in the cash flow statement) was $6,638,000 for the nine months ended June 30, 2017, compared to $7,840,000 in the same period last year. The total of net income plus depreciation and amortization and less gains on sales of property and equipment decreased $1,436,000 versus the same period last year. These changes are described above under "Comparative Results of Operations." Net cash flow provided by operating activities was impacted last year by receipt of $1,029,000 for the BP claim settlement net of income taxes. Trade accounts receivable decreased $883,000 compared to an increase of $958,000 in the same period last year due to lower days sales outstanding and lower revenues. Deferred income tax decreased $584,000 versus an increase of $630,000 in the same period last year primarily due to bonus depreciation recorded last year. These changes comprise the majority of the decrease in net cash provided by operating activities.

Investing Activities – Investing activities include the purchase of property and equipment, any business acquisitions and proceeds from sales of these assets upon retirement. For the first nine months ended June 30, 2017, we spent $3,236,000 on equipment net of proceeds from retirements. For the first nine months ended June 30, 2016 we spent $4,582,000 on equipment net of retirements.

Financing Activities – Financing activities primarily include net changes to our outstanding revolving debt. For the first nine months ended June 30, 2017 we had no financing activities. During the nine months ended June 30, 2016, cash used in financing activities was $619,000. We had no outstanding long-term debt on June 30, 2017 or June 30, 2016.

Credit Facilities - In connection with the Spin-off, on January 30, 2015, the Company entered into a five-year credit agreement with Wells Fargo Bank N.A. which provides a $25 million revolving line of credit with a $10 million sublimit for stand-by letters of credit. In connection with the Spin-off, the Company assumed and refinanced onto this new revolving credit line approximately $5.1 million of indebtedness from FRP. The amounts outstanding under the credit agreement bear interest at a rate of 1.0% over LIBOR, which may change quarterly based on the Company’s ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment, which fee may change quarterly based on our ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum $25 million tangible net worth. As of June 30, 2017, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $13.3 million combined.

Cash Requirements - The Company currently expects its fiscal 2017 capital expenditures to be approximately $5,700,000 for expansion and replacement equipment which we expect to be fully funded by our cash generated from our operations. The Company does not currently pay any cash dividends on common stock.

Summary and Outlook. The full impacts of the lost business from some large customer bids were substantially realized this quarter and in the first nine months of this fiscal year. Additionally, following a recent merger, another large customer took significant steps to move some of its carrier requirements into the merged entity’s private fleet resulting in lost business for us in certain markets. It typically takes some time to fully replace business losses of this nature. We have added several significant pieces of business throughout the fiscal year but not nearly enough to offset the losses.

We have seen volumes picking up during the seasonally busier summer months and a return to more normalized gasoline demand during the 3rd quarter. We continued to see improvement in our per mile transportation revenue as well as our net fuel expense following the implementation of more neutral fuel surcharge tables last year.

The driver hiring market remains very tight. During the quarter we experienced a reduction of our average driver force down to 613 versus 744 in the prior year quarter, a 17.6% decline. We took several steps during this quarter to drive future growth in our driver count. In June, we announced a driver pay increase effective June 30, 2017 increasing base pay by 2.5% and awarding 2 additional vacation days. We have also begun targeting owner operators in our marketing efforts. In the month of June we saw a significant improvement in our driver turnover rate which improved thirteen percentage points versus the average over the past four months. Additionally, our average number of drivers in training increased by 39.4% this quarter versus the prior quarter and 24.3% versus the same quarter last year. We are focused on maintaining these trends as we work to grow our driver count and revenues.

We are currently very focused on improving our technology. Management believes that investing in our technology gives us an opportunity to set ourselves apart from our competition both with our employees and our customers. During this calendar year we are planning to upgrade our entire network infrastructure to provide more speed and reliability to the field and our customers. We are also implementing several new software upgrades which we believe will enhance the employee experience, improve customer satisfaction and ultimately allow us to reduce expenses and improve our bottom line results.

During the quarter, we terminated the Pensacola, FL sales contract entered into last quarter and immediately went under contract with a new buyer at the same $1.5M sales price. The contract is subject to numerous contingencies. We made significant progress on the sale of our Tampa terminal facility ($10M sales price) and are in the process of granting an extension to allow the developer the time it needs to get all plans and approvals finalized with the City of Tampa.

We operate in many of the best markets in the country and are known in those markets, and beyond, as a top rated carrier in both safety and customer satisfaction. We are committed to continuing our focus on safety, driver retention and customer satisfaction and are confident that execution of that focus will enable us to improve our profitability. We will benefit from and plan to maintain a strong balance sheet as we work to achieve our targeted operating ratio in the low nineties and double digit returns on after tax capital employed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the credit agreements. Under the Wells Fargo and BB&T revolving credit lines of credit, the applicable spread for borrowings at June 30, 2017 were 1.0% and 1.5%, over libor respectively. The applicable margin for such borrowings will be reduced or increased in the event that our debt to capitalization ratio as calculated under the credit agreement exceeds target levels.

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

As of June 30, 2017, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 24.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT TRANSPORTATION HOLDING, INC.

Date: August 9, 2017	By	ROBERT E. SANDLIN
Robert E. Sandlin
President and Chief Executive Officer
(Principal Executive Officer)

	By	JOHN D. MILTON, JR.
John D. Milton, Jr.
Executive Vice President, Treasurer,
Secretary and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

EXHIBIT INDEX

(10.6)	Amendment to Letter Agreement between Patriot Transportation Holding, Inc. and Robert E. Sandlin dated December 5, 2007
(14)	Financial Code of Ethical Conduct between the Company, Chief Executive Officers, and Financial Managers, as adopted on May 6, 2015, which is available on the Company’s website at www.patriottrans.com.

(31)(a)	Certification of Robert E. Sandlin.
(31)(b)	Certification of John D. Milton, Jr.
(31)(c)	Certification of John D. Klopfenstein.

(32)	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
24