Form 10-Q
period 2017-12-31
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2018-02-09
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2017.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2017
Common Stock	3,303,802

1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2017

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31,	September 30,
Assets	2017	2017
Current assets:
Cash and cash equivalents	$12,000	11,289
Accounts receivable (net of allowance for
doubtful accounts of $136 and $150, respectively)	6,749	7,642
Federal and state taxes receivable	402	516
Inventory of parts and supplies	909	855
Prepaid tires on equipment	1,877	1,913
Prepaid taxes and licenses	406	612
Prepaid insurance	1,391	823
Prepaid expenses, other	57	71
Total current assets	23,791	23,721

Property and equipment, at cost	100,372	101,923
Less accumulated depreciation	62,267	62,331
Net property and equipment	38,105	39,592

Goodwill	3,431	3,431
Intangible assets, net	980	1,021
Other assets, net	185	189
Total assets	$66,492	67,954

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,331	4,948
Accrued payroll and benefits	3,732	4,143
Accrued insurance	614	558
Accrued liabilities, other	228	379
Total current liabilities	7,905	10,028

Long-term debt	—	—
Deferred income taxes	7,024	10,045
Accrued insurance	193	193
Other liabilities	1,108	1,105
Total liabilities	16,230	21,371
Commitments and contingencies (Note 8)
Shareholders’ Equity:
Preferred stock, 5,000,000 shares authorized,
of which 250,000 shares are designated Series A
Junior Participating Preferred Stock; $0.01 par
value; none issued and outstanding	—	—
Common stock, $.10 par value; (25,000,000 shares
authorized; 3,303,802 and 3,303,802 shares issued
and outstanding, respectively)	330	330
Capital in excess of par value	36,781	36,726
Retained earnings	12,945	9,353
Accumulated other comprehensive income, net	206	174
Total shareholders’ equity	50,262	46,583
Total liabilities and shareholders’ equity	$66,492	67,954

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 31,
	2017	2016
Revenues:
Transportation revenues	$25,570	27,259
Fuel surcharges	2,331	1,499
Total revenues	27,901	28,758

Cost of operations:
Compensation and benefits	11,873	12,084
Fuel expenses	4,122	3,904
Repairs & tires	1,573	1,638
Other operating	1,043	1,034
Insurance and losses	2,716	2,705
Depreciation expense	2,330	2,462
Rents, tags & utilities	855	863
Sales, general & administrative	2,322	2,311
Corporate expenses	487	617
Gain on equipment sales	(164)	(108)
Total cost of operations	27,157	27,510

Total operating profit	744	1,248

Interest income and other	2	2
Interest expense	(10)	(32)

Income before income taxes	736	1,218
Provision for income taxes	(2,856)	306

Net income	$3,592	912

Tax reform gain on retiree health	32	—

Comprehensive Income	$3,624	912

Earnings per common share:
Net Income-
Basic	1.09	0.28
Diluted	1.09	0.28

Number of shares (in thousands)used in computing:
-basic earnings per common share	3,303	3,290
-diluted earnings per common share	3,304	3,294

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(In thousands)

(Unaudited)

	Three months ended December 31,
	2017	2016
Cash flows from operating activities:
Net income	$3,592	912
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,509	2,651
Deferred income taxes	(3,021)	152
Gain on asset dispositions	(164)	(117)
Stock-based compensation	55	118
Net changes in operating assets and liabilities:
Accounts receivable	893	218
Inventory of parts and supplies	(54)	(42)
Prepaid expenses	(312)	492
Other assets	34	2
Accounts payable and accrued liabilities	(2,123)	(4,514)
Income taxes payable and receivable	114	127
Long-term insurance liabilities and other long-term
Liabilities	3	(23)
Net cash provided by (used in) operating activities	1,526	(24)

Cash flows from investing activities:
Purchase of property and equipment	(1,122)	(1,525)
Proceeds from the sale of property, plant and equipment	307	221
Net cash used in investing activities	(815)	(1,304)

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	711	(1,328)
Cash and cash equivalents at beginning of period	11,289	6,005
Cash and cash equivalents at end of the period	$12,000	4,677

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(Unaudited)

(1) Description of Business and Basis of Presentation.

Description of Business

Company’s Business. The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customer’s products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 82% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customer’s fuel storage tanks for ultimate sale to the retail consumer. The remaining 18% of our business consists of hauling our customer’s dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of December 31, 2017, we employed 602 revenue-producing drivers who operated our fleet of 422 tractors and 558 trailers from our 21 terminals and 7 satellite locations in Florida, Georgia, Alabama, South Carolina, North Carolina and Tennessee.

Basis of Presentation

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2018. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2017.

(2) Recently Issued Accounting Standards. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which replaces existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date. The new standard is effective beginning with the first quarter of fiscal 2019. The Company currently does not expect the adoption of this guidance to result in a material impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard will become effective for the Company beginning with the first quarter 2020 and requires a modified retrospective transition approach and includes a number of practical expedients. Early adoption of the standard is permitted. The Company is currently evaluating the impacts the adoption of this accounting guidance will have on the consolidated financial statements. The Company has relatively few leases extending over 12 months, the total gross contractual obligation for lease payments greater than 12 months at September 30, 2016 was $1,722,000.

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

The consolidated statements of income reflect charges and/or allocation to FRP Holdings, Inc. for these services of $352,000 and $377,000 for the three months ended December 31, 2017 and 2016. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as a reduction to corporate expenses.

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

Patriot provided information technology services and previously subleased office space to Bluegrass Materials Company, LLC (“Bluegrass”). Mr. John Baker, brother of Edward L. Baker and uncle of Thompson S. Baker II, serves as Chairman of Bluegrass, and his son, Edward L. Baker II, serves as its Chief Executive Officer. Messrs. John Baker and Edward L. Baker II have a beneficial ownership interest in Bluegrass. Bluegrass paid $16,000 to the Company for the three months ended December 31, 2016 for such information technology services and office space. The services to Bluegrass ceased on December 31, 2016.

(4) Long-Term debt. The Company had no long-term debt outstanding at December 31, 2017 and September 30, 2017. On January 30, 2015, the Company entered into a $25 million, five year, revolving credit agreement with Wells Fargo Bank, N.A. and assumed and refinanced $5.1 million then outstanding. As of December 31, 2017, we had no outstanding debt borrowed on this revolver, $3,105,000 in commitments under letters of credit and $21,895,000 available for additional borrowings. The letter of credit fee is 1% and the applicable interest rate would have been 3.569% on December 31, 2017. This credit agreement contains certain conditions, affirmative financial covenants and negative covenants including limitations on paying cash dividends. The Company was in compliance with all of its loan covenants as of December 31, 2017.

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

The following details the computations of the basic and diluted earnings per common share (dollars and shares in thousands, except per share amounts):

	Three Months ended
	December 31,
	2017	2016
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	3,303	3,290

Common shares issuable under
share based payment plans
which are potentially dilutive	1	4

Common shares used for diluted
earnings per common share	3,304	3,294

Net income	$3,592	912

Earnings per common share:
-basic	$1.09	0.28
-diluted	$1.09	0.28

For the three months ended December 31, 2017, 178,519 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended December 31, 2016, 90,554 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

Patriot Incentive Stock Plan

In January, 2015 the Board of Directors of the Company adopted the Patriot Transportation Holding, Inc. Incentive Stock Plan. Grants were issued based upon all outstanding FRP options held by company directors, officers and key employees on January 30, 2015 with the same remaining terms. The number of common shares available for future issuance was 53,171 at December 31, 2017.

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

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended
	December 31,
	2017	2016
Stock option grants	$55	118
Annual director stock award	—	—
	$55	118

A summary of Company stock options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at
October 1, 2017	151,591	$22.18	6.3	$1,271
Granted	33,960	$18.57		$240
Outstanding at
December 31, 2017	185,551	$21.52	6.7	$1,511
Exercisable at
December 31, 2017	110,816	$22.00	5.2	$900
Vested during
three months ended
December 31, 2017	30,844			$231

The aggregate intrinsic value of exercisable Company options was $6,000 and the aggregate intrinsic value of all outstanding in-the-money options was $6,000 based on the Company’s market closing price of $17.38 on December 29, 2017 less exercise prices.

The realized tax benefit from option exercises during the first three months of fiscal 2018 was $62,000 which pertained to FRP options exercised that were granted prior to the Spin-off to persons employed by Patriot. The unrecognized compensation expense of Patriot options granted as of December 31, 2017 was $590,000, which is expected to be recognized over a weighted-average period of 3.9 years.

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

As of December 31, 2017 the Company had no assets or liabilities measured at fair value on a recurring or non-recurring basis.

At December 31, 2017 and September 30, 2017, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other financial instruments approximate their fair value based upon the short-term nature of these items.

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

Customers: During the first three months of fiscal 2018, the Company’s ten largest customers accounted for approximately 57% of our revenue and one of these customers accounted for 17.4% of our revenue. Accounts receivable from the ten largest customers were $3,825,000 and $4,070,000 at December 31, 2017 and September 30, 2017 respectively. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income.

Deposits: The Company places its cash and cash equivalents with Wells Fargo Bank, N.A. At times, such amounts may exceed FDIC limits.

(10) Unusual or Infrequent Items Impacting Quarterly Results. First quarter 2018 net income included $3,041,000, or $.92 per share, due to a deferred tax benefit resulting from revaluing the company’s net deferred tax liabilities per the Tax Cuts and Jobs Act of 2017. As the Company has a September 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 24.28% for our fiscal year ending September 30, 2018, and 21% for subsequent fiscal years. The effective tax rate including the effect of state income taxes, but not including excess tax benefits from stock option exercises, is projected to decrease from 39.5% to 30.5% for fiscal 2018 and 27.5% for subsequent years.

Income tax expense may differ from the above estimate, possibly materially, due to, changes in interpretations of the Tax Act or related accounting guidance, the projected deferred tax changes for fiscal 2018, and projected effective state tax rates. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending September 30, 2018.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial information and related notes that appear in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customer’s products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 82% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customer’s fuel storage tanks for ultimate sale to the retail consumer. The remaining 18% of our business consists of hauling our customer’s dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of December 31, 2017, we employed 602 revenue-producing drivers who operated our fleet of 422 tractors and 558 trailers from our 21 terminals and 7 satellite locations in Florida, Georgia, Alabama, South Carolina, North Carolina and Tennessee.  We experience increased seasonal demand in the spring and in most of our other locations during the summer months.

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
13

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

ITEM	Q1 2018 vs. Q1 2017
Total Revenue	Down 3%
Transportation Revenue	Down 6.2%
Revenue Miles	Down by 6%
Fuel net of surcharges	Down by 25.5%
PAFR	Improved from 2.54 to 2.05
Operating Ratio	Increased from 95.7% to 97.3%
Driver Turnover Rate	Increased from 56% to 62%
Average Number of Drivers	Down 10%

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

Highlights of the First quarter of Fiscal 2018

•	Transportation revenue decreased $1,689,000, or 6%.
•	Annualized driver turnover rate increased from 56% in the first quarter of last year to 62% this quarter.
•	The Company reported net income of $3,592,000, or $1.09 per share, compared to net income of $912,000, or $.28 per share, in the same quarter last year. First quarter 2018 net income included $3,041,000, or $.92 per share, due to a deferred tax benefit resulting from revaluing the company’s net deferred tax liabilities per the Tax Cuts and Jobs Act of 2017.

Comparative Results of Operations for the Three Months ended December 31, 2017 and 2016

	Three months ended December 31
(dollars in thousands)	2017	%	2016	%

Revenue miles (in thousands)	9,252		9,851

Revenues:
Transportation revenue	$25,570	91.6%	27,259	94.8%
Fuel surcharges	2,331	8.4%	1,499	5.2%
Total Revenues	27,901	100.0%	28,758	100.0%

Cost of operations:
Compensation and benefits	11,873	42.6%	12,084	42.0%
Fuel expenses	4,122	14.8%	3,904	13.6%
Repairs & tires	1,573	5.6%	1,638	5.7%
Other operating	1,043	3.7%	1,034	3.6%
Insurance and losses	2,716	9.7%	2,705	9.4%
Depreciation expense	2,330	8.4%	2,462	8.6%
Rents, tags & utilities	855	3.1%	863	3.0%
Sales, general & administrative	2,322	8.3%	2,311	8.0%
Corporate expenses	487	1.7%	617	2.2%
Gain on equipment	(164)	-0.6%	(108)	-0.4%
Total cost of operations	27,157	97.3%	27,510	95.7%

Total operating profit	$744	2.7%	1,248	4.3%

Total revenues for the quarter were $27,901,000, down $857,000 from the same quarter last year. Transportation revenues (excluding fuel surcharges) were $25,570,000, down $1,689,000. Miles declined by 599,000, or 6%, to 9,252,000 versus 9,851,000 in the same quarter last year.

The lower revenues in the quarter resulted from the impact of the business lost during the second quarter of fiscal 2017. We have been successful at replacing some of this lost business by expanding business with existing customers and are focused on continuing to add business in markets where we can hire drivers.

Compensation and benefits decreased $211,000 due to fewer miles driven but were 5.7 cents per mile higher as a result of the recent driver pay increase and higher training costs. Insurance and losses were only up $11,000 but were 1.9 cents per mile higher as last year’s costs were reduced by a favorable settlement of $152,000 of older insurance claims in the first quarter last year. SG&A was up $11,000 but was 1.6 cents higher on a per mile basis.

Net fuel expense (i.e. gross fuel expenses less fuel surcharges) decreased by $614,000, or 5.1 cents per mile due to fewer miles driven and higher fuel surcharges due to higher average diesel prices. Depreciation expense was down $132,000 as we sold excess equipment in our efforts to right size our fleet. Corporate expenses were down by $130,000 due mainly to the corporate management changes that occurred during fiscal 2017.

As a result, operating profit this quarter was $744,000 compared to $1,248,000 in the same quarter last year. Operating ratio was 97.3 this quarter versus a 95.7 in the same quarter last year.

First quarter 2018 net income included $3,041,000, or $.92 per share, due to a deferred tax benefit resulting from revaluing the company’s net deferred tax liabilities per the Tax Cuts and Jobs Act of 2017. The company’s net deferred tax liability was reduced as a result of the lower corporate income tax rates applicable to the Company going forward. As the Company has a September 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 24.28% for our fiscal year ending September 30, 2018, and 21% for subsequent fiscal years. The effective tax rate including the effect of state income taxes, but not including excess tax benefits from stock option exercises, is projected to decrease from 39.5% to 30.5% for fiscal 2018 and 27.5% for subsequent years. Income tax expense may differ from the above estimate, possibly materially, due to, changes in interpretations of the Tax Act or related accounting guidance, the projected deferred tax changes for fiscal 2018, and projected effective state tax rates. We currently anticipate finalizing and recording any resulting adjustments by the end of our current fiscal year ending September 30, 2018.

Liquidity and Capital Resources. The Company maintains its operating accounts with Wells Fargo Bank, N.A. and these accounts directly sweep overnight against the Wells Fargo revolver. As of December 31, 2017, we had no debt outstanding on this revolver, $3,105,000 letters of credit and $21,895,000 available for additional borrowings. The Company expects our fiscal year 2018 cash generation to cover the cost of our operations and all of our budgeted capital expenditures.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Three months
	Ended December 31,
	2017	2016
Total cash provided by (used for):
Operating activities	$1,526	(24)
Investing activities	(815)	(1,304)
Financing activities	—	—
Increase (decrease) in cash and cash equivalents	$711	(1,328)

Outstanding debt at the beginning of the period	—	—
Outstanding debt at the end of the period	—	—

Operating Activities - Net cash provided by operating activities (as set forth in the cash flow statement) was $1,526,000 for the three months ended December 31, 2017, compared to cash used in operating activities of $24,000 in the same period last year. The total of net income plus depreciation and amortization and less gains on sales of property and equipment increased $2,491,000 versus the same period last year. These changes are described above under "Comparative Results of Operations." Trade accounts receivable decreased $893,000 compared to a decrease of $218,000 in the same period last year due to lower revenues. Deferred income tax decreased $3,021,000 versus an increase of $152,000 in the same period last year primarily due to a reduction in income tax expense related to the enactment of the Tax Cuts and Jobs Act. Accounts Payable and Accrued Liabilities favorably impacted cash provided due to higher payables for equipment at December 31, 2017 and lower bonus payments paid during the quarter for the prior fiscal year. These changes comprise the majority of the increase in net cash provided by operating activities.

Investing Activities – Investing activities include the purchase of property and equipment, any business acquisitions and proceeds from sales of these assets upon retirement. For the first three months ended December 31, 2017, we spent $815,000 on equipment net of proceeds from retirements. For the first three months ended December 31, 2016 we spent $1,304,000 on equipment net of retirements.

Financing Activities – Financing activities primarily include net changes to our outstanding revolving debt. For the first three months ended December 31, 2017 and 2016 we had no financing activities. We had no outstanding long-term debt on December 31, 2017 or December 31, 2016.

Credit Facilities - In connection with the Spin-off, on January 30, 2015, the Company entered into a five-year credit agreement with Wells Fargo Bank N.A. which provides a $25 million revolving line of credit with a $10 million sublimit for stand-by letters of credit. In connection with the Spin-off, the Company assumed and refinanced onto this new revolving credit line approximately $5.1 million of indebtedness from FRP. The amounts outstanding under the credit agreement bear interest at a rate of 1.0% over LIBOR, which may change quarterly based on the Company’s ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment, which fee may change quarterly based on our ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum $25 million tangible net worth. As of December 31, 2017, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $16.0 million combined.

Cash Requirements - The Company currently expects its fiscal 2018 capital expenditures to be approximately $3,000,000 dollars less than the $10,492,000 projected in our recent 10-K filing. This reduction is primarily due to leasing approximately 35 tractors in the first quarter, versus replacing with new company owned tractors, in three select markets where we anticipate benefitting from the lease program with respect to utilization, maintenance, and other expenses. All capital expenditures made during fiscal 2018 we expect to be fully funded by our cash generated from operations. The Company does not currently pay any cash dividends on common stock

Summary and Outlook. We continue to focus on adding business to replace the loss of business that occurred last year. We recently entered into a new, three year agreement with one of our top five largest accounts that will significantly increase our business levels with this customer. This increased business is starting in Februray and should be fully integrated in our results beginning in the third quarter.

The driver market remains very tight. We implemented several hiring and retention enhancements during fiscal 2017, including a pay increase in June 2017. In the first quarter, the driver turnover rate was 62.0% versus 55.8% in the same quarter last year and 67.1% in the 4th quarter of fiscal 2017. This quarter, our 3rd party insurance broker will be performing a Safety and Culture perception survey throughout our organization in an effort to help us improve in these areas and positively impact our bottom line results.

Our management team is committed to running the business efficiently, measuring ourselves on equipment utilization and driver productivity, while still maintaining a high level of safety and customer satisfaction. We have made significant reductions to overhead costs this fiscal year and are continuing the process of selling excess equipment to right-size the company for our current business levels. We expect to have fully accomplished this objective by the end of the 2nd quarter.

Management is committed to investing in our technology in order to set ourselves apart from our competition and improve efficiencies. To date, we are roughly 90% complete on installing our new in-cab PeopleNet delivery system as well as our companywide IT network upgrades. This quarter we will be focused on implementation of our new automated billing software and conversion of our servers and systems to a 3rd party cloud services provider. These are being done with the focus of enhancing the employee experience, improving customer satisfaction and ultimately reducing expenses and improving our bottom line results.

We operate in many of the best markets in the country and are known as a top rated carrier in both safety and customer satisfaction. We are committed to focusing on safety, revenue growth, driver retention, equipment utilization and customer satisfaction. We are confident that execution of that focus will enable us to improve our profitability. We plan to maintain a strong balance sheet as we work to get to our operating ratio in the low to mid nineties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the credit agreements. Under the Wells Fargo revolving credit line of credit, the applicable spread for borrowings at December 31, 2017 was 1.0% over libor. The applicable margin for such borrowings will be reduced or increased in the event that our debt to capitalization ratio as calculated under the credit agreement exceeds target levels.

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

As of December 31, 2017, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

PATRIOT TRANSPORTATION HOLDING, INC.

Date: February 9, 2018	By	ROBERT E. SANDLIN
Robert E. Sandlin
President and Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Vice President and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2017

EXHIBIT INDEX

(14)	Financial Code of Ethical Conduct between the Company, Chief Executive Officers, and Financial Managers (incorporated by reference to Form 8-K filed February 2, 2015).
(31)(a)	Certification of Robert E. Sandlin.
(31)(b)	Certification of Matthew C. McNulty
(31)(c)	Certification of John D. Klopfenstein.

(32)	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
22