Form 10-Q
period 2018-03-31
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2018-05-15
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2018.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2018
Common Stock	3,322,665

1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2018

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	September 30,
Assets	2018	2017
Current assets:
Cash and cash equivalents	$14,062	11,289
Accounts receivable (net of allowance for
doubtful accounts of $145 and $150, respectively)	7,094	7,642
Federal and state taxes receivable	—	516
Inventory of parts and supplies	909	855
Prepaid tires on equipment	1,793	1,913
Prepaid taxes and licenses	460	612
Prepaid insurance	942	823
Prepaid expenses, other	177	71
Total current assets	25,437	23,721

Property and equipment, at cost	96,785	101,923
Less accumulated depreciation	60,815	62,331
Net property and equipment	35,970	39,592

Goodwill	3,431	3,431
Intangible assets, net	938	1,021
Other assets, net	181	189
Total assets	$65,957	67,954

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,361	4,948
Federal and state taxes payable	96	—
Accrued payroll and benefits	3,937	4,143
Accrued insurance	1,123	558
Accrued liabilities, other	227	379
Total current liabilities	7,744	10,028

Deferred income taxes	6,416	10,045
Accrued insurance	193	193
Other liabilities	1,107	1,105
Total liabilities	15,460	21,371
Commitments and contingencies (Note 8)
Shareholders’ Equity:
Preferred stock, 5,000,000 shares authorized,
of which 250,000 shares are designated Series A
Junior Participating Preferred Stock; $0.01 par
value; none issued and outstanding	—	—
Common stock, $.10 par value; (25,000,000 shares
authorized; 3,322,665 and 3,303,802 shares issued
and outstanding, respectively)	332	330
Capital in excess of par value	37,202	36,726
Retained earnings	12,757	9,353
Accumulated other comprehensive income, net	206	174
Total shareholders’ equity	50,497	46,583
Total liabilities and shareholders’ equity	$65,957	67,954

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,		MARCH 31,
	2018	2017	2018	2017
Revenues:
Transportation revenues	$25,376	25,693	$50,946	52,952
Fuel surcharges	2,603	1,700	4,934	3,199
Total revenues	27,979	27,393	55,880	56,151

Cost of operations:
Compensation and benefits	12,043	11,455	23,916	23,539
Fuel expenses	4,304	3,784	8,426	7,688
Repairs & tires	1,685	1,625	3,258	3,263
Other operating	1,063	976	2,106	2,010
Insurance and losses	3,169	2,896	5,885	5,601
Depreciation expense	2,223	2,397	4,553	4,859
Rents, tags & utilities	887	860	1,742	1,723
Sales, general & administrative	2,442	2,281	4,764	4,592
Corporate expenses	790	998	1,277	1,615
Gain on equipment sales	(335)	(204)	(499)	(312)
Total cost of operations	28,271	27,068	55,428	54,578

Total operating (loss) profit	(292)	325	452	1,573

Interest income and other	31	1	33	3
Interest expense	(9)	(32)	(19)	(64)

Income (loss) before income taxes	(270)	294	466	1,512
Provision for (benefit from) income taxes	(82)	34	(2,938)	340

Net income (Loss)	$(188)	260	$3,404	1,172

Tax reform gain on retiree health	—	—	32	—

Comprehensive income (loss)	$(188)	260	$3,436	1,172

Earnings per common share:
Net Income (loss) -
Basic	$(0.06)	0.08	1.03	0.36
Diluted	$(0.06)	0.08	1.03	0.35

Number of shares (in thousands) used in computing:
-basic earnings per common share	3,316	3,300	3,310	3,295
-diluted earnings per common share	3,316	3,309	3,311	3,303

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2018 AND 2017

(In thousands)

(Unaudited)

	Six months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$3,404	1,172
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,925	5,238
Deferred income taxes	(3,629)	(325)
Gain on asset dispositions	(499)	(321)
Stock-based compensation	478	704
Net changes in operating assets and liabilities:
Accounts receivable	548	599
Inventory of parts and supplies	(54)	(18)
Prepaid expenses	47	273
Other assets	38	6
Accounts payable and accrued liabilities	(2,380)	(3,779)
Income taxes payable and receivable	612	(202)
Long-term insurance liabilities and other long-term
Liabilities	2	(12)
Net cash provided by operating activities	3,492	3,335

Cash flows from investing activities:
Purchase of property and equipment	(1,812)	(2,935)
Proceeds from the sale of property, plant and equipment	1,093	461
Net cash used in investing activities	(719)	(2,474)

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Net increase in cash and cash equivalents	2,773	861
Cash and cash equivalents at beginning of period	11,289	6,005
Cash and cash equivalents at end of the period	$14,062	6,866

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

(1) Description of Business and Basis of Presentation.

Description of Business

Company’s Business. The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customer’s products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 82% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customer’s fuel storage tanks for ultimate sale to the retail consumer. The remaining 18% of our business consists of hauling our customer’s dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of March 31, 2018, we employed 590 revenue-producing drivers who operated our fleet of 408 tractors and 556 trailers from our 20 terminals and 7 satellite locations in Florida, Georgia, Alabama, South Carolina, North Carolina and Tennessee.

Basis of Presentation

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2018. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2017.

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

(3) Related Party Agreements. The Company is party to a Transition Services Agreement which resulted from our January 30, 2015 spin-off transaction from FRP Holdings, Inc. (FRP). The Transition Services Agreement sets forth the terms on which the Company will provide to FRP certain services that were shared prior to the Spin-off, including the services of certain shared executive officers. The boards of the respective companies amended and extended this agreement for one year effective October 1, 2017.

The consolidated statements of income reflect charges and/or allocation to FRP Holdings, Inc. for these services of $358,000 and $557,000 for the three months ended March 31, 2018 and 2017, and $710,000 and $934,000 for the six months ended March 31, 2018 and 2017, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as a reduction to corporate expenses.

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

(4) Long-Term debt. The Company had no long-term debt outstanding at March 31, 2018 and September 30, 2017. On January 30, 2015, the Company entered into a $25 million, five year, revolving credit agreement with Wells Fargo Bank, N.A. and assumed and refinanced $5.1 million then outstanding. As of March 31, 2018, we had no outstanding debt borrowed on this revolver, $3,105,000 in commitments under letters of credit and $21,895,000 available for additional borrowings. The letter of credit fee is 1% and the applicable interest rate would have been 3.887% on March 31, 2018. This credit agreement contains certain conditions, affirmative financial covenants and negative covenants including limitations on paying cash dividends. The Company was in compliance with all of its loan covenants as of March 31, 2018.

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

The following details the computations of the basic and diluted earnings per common share (dollars and shares in thousands, except per share amounts):

	Three Months ended		Six months ended
	March 31,		March 31,
	2018	2017	2018	2017
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	3,316	3,300	3,310	3,295

Common shares issuable under
share based payment plans
which are potentially dilutive	-	9	1	8

Common shares used for diluted
earnings per common share	3,316	3,309	3,311	3,303

Net income (loss)	$(188)	260	3,404	1,172

Earnings (loss) per common share:
-basic	$(0.06)	0.08	1.03	0.36
-diluted	$(0.06)	0.08	1.03	0.35

For the three and six months ended March 31, 2018, 159,398 and 168,519 shares attributable to outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended March 31, 2017, 90,554 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

Patriot Incentive Stock Plan

In January, 2015 the Board of Directors of the Company adopted the Patriot Transportation Holding, Inc. Incentive Stock Plan. Grants were issued based upon all outstanding FRP options held by company directors, officers and key employees on January 30, 2015 with the same remaining terms. The number of common shares available for future issuance was 34,308 at March 31, 2018.

Subsequent to the Spin-off, the realized tax benefit pertaining to options exercised and the remaining compensation cost of options previously granted prior to the Spin-off will be recognized by FRP or Patriot based on the employment location of the related employee or director.

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

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Six months ended
	March 31,		March 31,
	2018	2017	2018	2017
Stock option grants	$55	218	110	336
Annual director stock award	368	368	368	368
	$423	586	478	704

A summary of Company stock options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at
October 1, 2017	151,591	$22.18	6.3	$1,271
Granted	33,960	$18.57		$240
Outstanding at
March 31, 2018	185,551	$21.52	6.5	$1,511
Exercisable at
March 31, 2018	110,816	$22.00	4.9	$900
Vested during
six months ended
March 31, 2018	30,844			$231

The aggregate intrinsic value of exercisable Company options was $25,200 and the aggregate intrinsic value of all outstanding in-the-money options was $45,600 based on the Company’s market closing price of $19.00 on March 29, 2018 less exercise prices.

The realized tax benefit from option exercises during the first six months of fiscal 2018 was $62,000 which pertained to FRP options exercised that were granted prior to the Spin-off to persons employed by Patriot. The unrecognized compensation expense of Patriot options granted as of March 31, 2018 was $546,000, which is expected to be recognized over a weighted-average period of 3.6 years.

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

As of March 31, 2018 the Company had no assets or liabilities measured at fair value on a recurring or non-recurring basis.

At March 31, 2018 and September 30, 2017, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other financial instruments approximate their fair value based upon the short-term nature of these items.

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

Customers: During the first six months of fiscal 2018, the Company’s ten largest customers accounted for approximately 57% of our revenue and one of these customers accounted for 16.9% of our revenue. Accounts receivable from the ten largest customers were $4,232,000 and $4,070,000 at March 31, 2018 and September 30, 2017 respectively. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income.

Deposits: Cash and cash equivalents are comprised of cash and a Government Money Market Fund.  The Company places its cash with Wells Fargo Bank, N.A.  At times, such amounts may exceed FDIC limits.  The Government Money Market Fund is not FDIC insured.

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

Overview

The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customer’s products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 82% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customer’s fuel storage tanks for ultimate sale to the retail consumer. The remaining 18% of our business consists of hauling our customer’s dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of March 31, 2018, we employed 590 revenue-producing drivers who operated our fleet of 408 tractors and 556 trailers from our 20 terminals and 7 satellite locations in Florida, Georgia, Alabama, South Carolina, North Carolina and Tennessee.  As of March 31, 2018, we also had exclusive hauling agreements with 16 owner operators. We experience increased seasonal demand in the spring and in most of our other locations during the summer months.

Our industry is characterized by such barriers to entry as the time and cost required to develop the capabilities necessary to handle hazardous material, the resources required to recruit, train and retain drivers, substantial industry regulatory and insurance requirements and the significant capital investments required to build a fleet of equipment, establish a network of terminals and, in recent years, the cost to build and maintain sufficient information technology resources to allow us to interface with and assist our customers in the day-to-day management of their product inventories.

Our ability to provide superior customer service at competitive rates and to operate safely and efficiently is important to our success in growing our revenues and increasing profitability. Our focus is to grow our profitability by executing on our key strategies of (i) increasing our business with existing and new customers, particularly hypermarket and large convenience store chains, that are willing to compensate us for our ability to provide superior, safe and reliable service, (ii) expanding our service offerings with respect to dry bulk and chemical products particularly in markets where we already operate terminals, (iii) earning the reputation as the preferred employer for tank truck drivers in all the markets in which we operate and (iv) pursuing strategic acquisitions. Our ability to execute this strategy depends on continuing our dedicated commitments to customer service and safety and continuing to recruit and retain qualified drivers.

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
13

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

To measure our performance, management focuses primarily on transportation revenue growth, revenue miles, our preventable accident frequency rate (“PAFR”), our operating ratio (defined as our operating expenses as a percentage of our operating revenue), turnover rate and average driver count (defined as average number of revenue producing drivers including owner operators (O.O.) under employment over the specified time period) as compared to the same period in the prior year.

ITEM	Q2 2018 vs. Q2 2017
Total Revenue	Up 2%
Transportation Revenue	Down 1.2%
Revenue Miles	Up .2%
Fuel net of surcharges	Down by 18.4%
PAFR	Improved from 2.57 to 2.14
Operating Ratio	Increased from 98.8% to 101.0%
Driver Turnover Rate	Decreased from 70.2% to 59.9%
Avg. Driver Count incld. O.O.	Down 7.1%

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

Highlights of the Second quarter of Fiscal 2018

•	Transportation revenue decreased $317,000, or 1%.
•	Annualized driver turnover rate decreased from 70.2% in the second quarter of last year to 59.9% this quarter.
•	The Company reported a net loss of $188,000, or ($.06) per share, compared to net income of $260,000, or $.08 per share, in the same quarter last year. Second quarter last year included $81,000, or $.02 per share of excess tax benefits from stock option exercises.

Comparative Results of Operations for the Three Months ended March 31, 2018 and 2017

	Three months ended March 31
(dollars in thousands)	2018	%	2017	%

Revenue miles (in thousands)	9,354		9,334

Revenues:
Transportation revenue	$25,376	90.7%	25,693	93.8%
Fuel surcharges	2,603	9.3%	1,700	6.2%
Total Revenues	27,979	100.0%	27,393	100.0%

Cost of operations:
Compensation and benefits	12,043	43.0%	11,455	41.8%
Fuel expenses	4,304	15.4%	3,784	13.8%
Repairs & tires	1,685	6.0%	1,625	5.9%
Other operating	1,063	3.8%	976	3.6%
Insurance and losses	3,169	11.3%	2,896	10.6%
Depreciation expense	2,223	8.0%	2,397	8.8%
Rents, tags & utilities	887	3.2%	860	3.1%
Sales, general & administrative	2,442	8.7%	2,281	8.3%
Corporate expenses	790	2.8%	998	3.6%
Gain on equipment	(335)	-1.2%	(204)	-0.7%
Total cost of operations	28,271	101.0%	27,068	98.8%

Total operating (loss) profit	$(292)	-1.0%	325	1.2%

The Company reported a net loss of $188,000, or ($.06) per share, compared to net income of $260,000, or $.08 per share, in the same quarter last year.

Total revenues for the quarter were $27,979,000, up $586,000 from the same quarter last year. Transportation revenues (excluding fuel surcharges) were $25,376,000, down $317,000 or 1.2%. Miles increased by 20,000 to 9,354,000 versus 9,334,000 in the same quarter last year. During the second and third quarters of last fiscal year we lost sizeable pieces of business with two large customers. Since that time, we have secured some replacement business, including the recent integration of a large piece of new business in this second quarter that will be flowing through during the last two quarters of the fiscal year.

Compensation and benefits increased $588,000, or $.06 per mile, as a result of the recent driver pay increase and higher training costs. Insurance and losses were up $273,000 due mainly to (i) two costly environmental spills during the first half of this fiscal year, neither of which involved any third party vehicles, resulting in an actuarial loss adjustment of $335,000 to risk insurance, and (ii) some high dollar health insurance claims resulting in a loss adjustment this quarter of $323,000 to health insurance. SG&A was up $161,000 due to the reversal of $123,000 in bonus accurals in the second quarter last year and $36,000 from severance expensed during this quarter as we reduced management personnel.

Net fuel expense (i.e. gross fuel expenses less fuel surcharges) decreased by $383,000 due to higher fuel surcharges. Depreciation expense was down $174,000 as we continued our efforts to right size our fleet. Corporate expenses were down by $208,000 due mainly to the corporate management changes that occurred during fiscal 2017. Gain on sale of assets increased $131,000 as we sold excess equipment to right size our tractor fleet. The company records all of the director’s stock compensation expense in the second quarter of the fiscal year and in this year’s second quarter that expense totaled $368,000.

As a result, operating loss this quarter was $292,000 compared to operating profit of $325,000 in the same quarter last year. Operating ratio was 101.0 this quarter versus a 98.8 in the same quarter last year.

Comparative Results of Operations for the Six Months ended March 31, 2018 and 2017

	Six months ended March 31
(dollars in thousands)	2018	%	2017	%

Revenue miles (in thousands)	18,606		19,185

Revenues:
Transportation revenue	$50,946	91.2%	52,952	94.3%
Fuel surcharges	4,934	8.8%	3,199	5.7%
Total Revenues	55,880	100.0%	56,151	100.0%

Cost of operations:
Compensation and benefits	23,916	42.8%	23,539	41.9%
Fuel expenses	8,426	15.1%	7,688	13.7%
Repairs & tires	3,258	5.8%	3,263	5.8%
Other operating	2,106	3.8%	2,010	3.6%
Insurance and losses	5,885	10.5%	5,601	10.0%
Depreciation expense	4,553	8.2%	4,859	8.6%
Rents, tags & utilities	1,742	3.1%	1,723	3.1%
Sales, general & administrative	4,764	8.5%	4,592	8.2%
Corporate expenses	1,277	2.3%	1,615	2.9%
Gain on equipment	(499)	-0.9%	(312)	-0.6%
Total cost of operations	55,428	99.2%	54,578	97.2%

Total operating profit	$452	.8%	1,573	2.8%

The Company reported net income of $3,404,000, or $1.03 per share, compared to net income of $1,172,000, or $.35 per share in the same period last year. This year’s first six months’ net income included $3,041,000, or $.92 per share, due to a deferred tax benefit resulting from revaluing the company’s net deferred tax liabilities per the Tax Cuts and Jobs Act of 2017.

Total revenues for the first six months were $55,880,000, down $271,000 from the same period last year. Transportation revenues (excluding fuel surcharges) were $50,946,000, down $2,006,000 or 3.8%. Miles declined by 579,000, or 3%, to 18,606,000 versus 19,185,000 in the same period last year.

Compensation and benefits increased $377,000 as a result of the recent driver pay increase and higher training costs. Insurance and losses were up $284,000 due to higher claims. SG&A was up $172,000 due mainly to severance expense as we downsized some positions, excess costs associated with reorganizing our IT department and higher advertising costs related to hiring drivers.

Net fuel expense (i.e. gross fuel expenses less fuel surcharges) decreased by $997,000 due to fewer miles driven and higher fuel surcharges due to higher average diesel prices. Depreciation expense was down $306,000 as we sold excess equipment in our efforts to right size our fleet. Corporate expenses were down $338,000 due mainly to the corporate management changes that occurred during fiscal 2017.

As a result, operating profit was $452,000 compared to $1,573,000 in the same period last year. Operating ratio was 99.2 versus a 97.2 last year.

Liquidity and Capital Resources. The Company maintains its operating accounts with Wells Fargo Bank, N.A. and these accounts directly sweep overnight against the Wells Fargo revolver. As of March 31, 2018, we had no debt outstanding on this revolver, $3,105,000 letters of credit and $21,895,000 available for additional borrowings. The Company expects our fiscal year 2018 cash generation to cover the cost of our operations and all of our budgeted capital expenditures.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Six months
	Ended March 31,
	2018	2017
Total cash provided by (used for):
Operating activities	$3,492	3,335
Investing activities	(719)	(2,474)
Financing activities	—	—
Increase in cash and cash equivalents	$2,773	861

Outstanding debt at the beginning of the period	—	—
Outstanding debt at the end of the period	—	—

Operating Activities - Net cash provided by operating activities (as set forth in the cash flow statement) was $3,492,000 for the six months ended March 31, 2018, compared to $3,335,000 in the same period last year. The total of net income plus depreciation and amortization and less gains on sales of property and equipment increased $1,741,000 versus the same period last year. These changes are described above under "Comparative Results of Operations." Trade accounts receivable decreased $548,000 compared to a decrease of $599,000 in the same period last year. Deferred income tax decreased $3,629,000 versus $325,000 in the same period last year primarily due to a reduction in income tax expense related to the enactment of the Tax Cuts and Jobs Act. Accounts Payable and Accrued Liabilities favorably impacted cash provided due to lower payables related to equipment purchases at March 31, 2018 and lower bonus payments paid during this year for the prior fiscal year. These changes comprise the majority of the increase in net cash provided by operating activities.

Investing Activities – Investing activities include the purchase of property and equipment, any business acquisitions and proceeds from sales of these assets upon retirement. For the first six months ended March 31, 2018, we spent $719,000 on equipment net of proceeds from retirements. For the first six months ended March 31, 2017 we spent $2,474,000 on equipment net of retirements.

Financing Activities – Financing activities primarily include net changes to our outstanding revolving debt. For the first six months ended March 31, 2018 and 2017 we had no financing activities. We had no outstanding long-term debt on March 31, 2018 or March 31, 2017.

Credit Facilities - The Company has a five-year credit agreement with Wells Fargo Bank N.A. which provides a $25 million revolving line of credit with a $10 million sublimit for stand-by letters of credit. The amounts outstanding under the credit agreement bear interest at a rate of 1.0% over LIBOR, which may change quarterly based on the Company’s ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment, which fee may change quarterly based on our ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum $25 million tangible net worth. As of March 31, 2018, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $16.0 million combined.

Cash Requirements - The Company currently expects its fiscal 2018 capital expenditures to be approximately $5,000,000 dollars less than the $10,492,000 projected in our recent 10-K filing. This reduction is primarily due to reducing the size of the tractor fleet and leasing approximately 35 tractors in the first quarter, versus replacing with new company owned tractors, in three select markets where we anticipate benefitting from the lease program with respect to utilization, maintenance, and other expenses. All capital expenditures made during fiscal 2018 we expect to be fully funded by our cash generated from operations. The Company does not currently pay any cash dividends on common stock

Summary and Outlook. This second quarter our team was heavily focused on the integration of the recently awarded new business which began February 1st and was substantially integrateded by March 31st. In addition, we took on some smaller pieces of new dedicated business with a handful of customers. In this quarter, we did experience some additional business loss in a particular market as a customer continued its transition to its private fleet. We also closed down our Birmingham terminal due to our inability to hire and retain drivers and make a suitable return on our investment in that market.

Driver hiring and retention is still very difficult. We were successful at adding drivers in a few markets this quarter, in particular in a couple of the markets where we were adding the recently awarded new business. However, other terminals experienced declines in driver count, in particular in the market where our customer converted to its private fleet. As a result, our overall company driver count remained flat this quarter. Our turnover rate during this quarter was 59.9% versus 70.2% in the same quarter last year. We did experience a positive trend in driver productivity as we saw our average transportation revenue per company driver climb by 5.7% this quarter versus the same quarter last year.

In the past six to eight weeks, capacity in the market has become very tight and there are an abundance of good business opportunities arising. Our task is to provide our drivers to those customers willing to compensate us, not only for our superior customer service, but also for the rising costs of driver pay, retention and insurance expense.

We have made reductions to overhead costs this fiscal year, much of it during the second quarter, causing us to incur some severance expense. We completed our initiative to sell excess equipment during the 2nd quarter and the full impact of both the overhead and equipment reductions should be fully realized beginning in the 3rd quarter.

The driver shortage remains a significant headwind and we will remain focused on driver retention as we move forward. The combination of recently increased business levels, the increase in driver and equipment productivity and the headcount reductions we’ve made should benefit the second half of this fiscal year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the credit agreements. Under the Wells Fargo revolving credit line of credit, the applicable spread for borrowings at March 31, 2018 was 1.0% over libor. The applicable margin for such borrowings will be reduced or increased in the event that our debt to capitalization ratio as calculated under the credit agreement exceeds target levels.

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

As of March 31, 2018, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

(c)
Total
Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
January 1
Through
January 31	—	$—	—	$5,000,000

February 1
Through
February 30	—	$—	—	$5,000,000

March 1
Through
March 31	—	$—	—	$5,000,000

Total	—	$	—

(1) On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise. To date, the Company has not repurchased any common stock of the Company.

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 23.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT TRANSPORTATION HOLDING, INC.

Date: May 15, 2018	By	ROBERT E. SANDLIN
Robert E. Sandlin
President and Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Vice President and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

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
23