Form 10-Q
period 2018-06-30
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2018-08-13
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2018.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [ ]	Smaller reporting company [x]

Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2018
Common Stock	3,328,466

1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2018

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	September 30,
Assets	2018	2017
Current assets:
Cash and cash equivalents	$17,032	11,289
Accounts receivable (net of allowance for
doubtful accounts of $146 and $150, respectively)	7,202	7,642
Federal and state taxes receivable	—	516
Inventory of parts and supplies	879	855
Prepaid tires on equipment	1,762	1,913
Prepaid taxes and licenses	269	612
Prepaid insurance	1,514	823
Prepaid expenses, other	128	71
Total current assets	28,786	23,721

Property and equipment, at cost	96,106	101,923
Less accumulated depreciation	61,994	62,331
Net property and equipment	34,112	39,592

Goodwill	3,431	3,431
Intangible assets, net	897	1,021
Other assets, net	179	189
Total assets	$67,405	67,954

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,418	4,948
Federal and state taxes payable	202	—
Accrued payroll and benefits	3,966	4,143
Accrued insurance	1,350	558
Accrued liabilities, other	311	379
Total current liabilities	8,247	10,028

Deferred income taxes	6,095	10,045
Accrued insurance	193	193
Other liabilities	1,105	1,105
Total liabilities	15,640	21,371
Commitments and contingencies (Note 8)
Shareholders’ Equity:
Preferred stock, 5,000,000 shares authorized,
of which 250,000 shares are designated Series A
Junior Participating Preferred Stock; $0.01 par
value; none issued and outstanding	—	—
Common stock, $.10 par value; (25,000,000 shares
authorized; 3,328,466 and 3,303,802 shares issued
and outstanding, respectively)	333	330
Capital in excess of par value	37,383	36,726
Retained earnings	13,843	9,353
Accumulated other comprehensive income, net	206	174
Total shareholders’ equity	51,765	46,583
Total liabilities and shareholders’ equity	$67,405	67,954

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2018	2017	2018	2017
Revenues:
Transportation revenues	$26,445	26,275	$77,391	79,227
Fuel surcharges	2,959	1,829	7,893	5,028
Total revenues	29,404	28,104	85,284	84,255

Cost of operations:
Compensation and benefits	12,132	12,274	36,048	35,813
Fuel expenses	4,623	3,622	13,049	11,310
Repairs & tires	1,817	1,862	5,075	5,125
Other operating	1,247	1,134	3,353	3,144
Insurance and losses	2,614	2,567	8,499	8,168
Depreciation expense	2,137	2,349	6,690	7,208
Rents, tags & utilities	792	820	2,534	2,543
Sales, general & administrative	2,465	2,446	7,229	7,038
Corporate expenses	399	591	1,676	2,206
Gain on equipment sales	(175)	(95)	(674)	(407)
Total cost of operations	28,051	27,570	83,479	82,148

Total operating profit	1,353	534	1,805	2,107

Interest income and other	64	1	97	4
Interest expense	(10)	(15)	(29)	(79)

Income before income taxes	1,407	520	1,873	2,032
Provision for income taxes	321	64	(2,617)	404

Net income	$1,086	456	$4,490	1,628

Tax reform gain on retiree health	—	—	32	—

Comprehensive income	$1,086	456	$4,522	1,628

Earnings per common share:
Net Income -
Basic	$0.33	0.14	1.35	0.49
Diluted	$0.33	0.14	1.35	0.49

Number of shares (in thousands) used in computing:
-basic earnings per common share	3,324	3,304	3,315	3,298
-diluted earnings per common share	3,328	3,305	3,316	3,301

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2018 AND 2017

(In thousands)

(Unaudited)

	Nine months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$4,490	1,628
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,226	7,779
Deferred income taxes	(3,950)	(584)
Gain on asset dispositions	(687)	(438)
Stock-based compensation	534	756
Net changes in operating assets and liabilities:
Accounts receivable	440	883
Inventory of parts and supplies	(24)	(52)
Prepaid expenses	(254)	307
Other assets	38	9
Accounts payable and accrued liabilities	(1,983)	(3,482)
Income taxes payable and receivable	718	(153)
Long-term insurance liabilities and other long-term
liabilities	—	(15)
Net cash provided by operating activities	6,548	6,638

Cash flows from investing activities:
Purchase of property and equipment	(2,269)	(3,837)
Proceeds from the sale of property, plant and equipment	1,338	601
Net cash used in investing activities	(931)	(3,236)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	126	—
Net cash provided by financing activities	126	—

Net increase in cash and cash equivalents	5,743	3,402
Cash and cash equivalents at beginning of period	11,289	6,005
Cash and cash equivalents at end of the period	$17,032	9,407

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

(1) Description of Business and Basis of Presentation.

Description of Business

Company’s Business. The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customer’s products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 82% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customer’s fuel storage tanks for ultimate sale to the retail consumer. The remaining 18% of our business consists of hauling our customer’s dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of June 30, 2018, we employed 565 revenue-producing drivers who operated our fleet of 402 company tractors (excluding 11 being prepared for sale), 16 owner operators and 544 trailers from our 20 terminals and 7 satellite locations in Florida, Georgia, Alabama, South Carolina, North Carolina and Tennessee.

Basis of Presentation

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2018. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard will become effective for the Company beginning with the first quarter 2020 and requires a modified retrospective transition approach and includes a number of practical expedients. Early adoption of the standard is permitted. The Company is currently evaluating the impacts the adoption of this accounting guidance will have on the consolidated financial statements. The Company has relatively few leases extending over 12 months, the total gross contractual obligation for lease payments greater than 12 months at September 30, 2017 was $1,462,000.

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

The consolidated statements of income reflect charges and/or allocation to FRP Holdings, Inc. for these services of $371,000 and $320,000 for the three months ended June 30, 2018 and 2017, and $1,081,000 and $1,254,000 for the nine months ended June 30, 2018 and 2017, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as a reduction to corporate expenses.

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

(4) Long-Term debt. The Company had no long-term debt outstanding at June 30, 2018 and September 30, 2017. On January 30, 2015, the Company entered into a $25 million, five year, revolving credit agreement with Wells Fargo Bank, N.A. and assumed and refinanced $5.1 million then outstanding. As of June 30, 2018, we had no outstanding debt borrowed on this revolver, $3,105,000 in commitments under letters of credit and $21,895,000 available for additional borrowings. The letter of credit fee is 1% and the applicable interest rate would have been 4.094% on June 30, 2018. This credit agreement contains certain conditions, affirmative financial covenants and negative covenants including limitations on paying cash dividends. The Company was in compliance with all of its loan covenants as of June 30, 2018.

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

The following details the computations of the basic and diluted earnings per common share (dollars and shares in thousands, except per share amounts):

	Three Months ended		Nine months ended
	June 30,		June 30,
	2018	2017	2018	2017
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	3,324	3,304	3,315	3,298

Common shares issuable under
share based payment plans
which are potentially dilutive	4	1	1	3

Common shares used for diluted
earnings per common share	3,328	3,305	3,316	3,301

Net income	$1,086	456	4,490	1,628

Earnings per common share:
-basic	$0.33	0.14	1.35	0.49
-diluted	$0.33	0.14	1.35	0.49

For the three and nine months ended June 30, 2018, 139,688 and 158,718 shares attributable to outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended June 30, 2017, 130,559 and 121,449 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

Patriot Incentive Stock Plan

In January, 2015 the Board of Directors of the Company adopted the Patriot Transportation Holding, Inc. Incentive Stock Plan. Grants were issued based upon all outstanding FRP options held by company directors, officers and key employees on January 30, 2015 with the same remaining terms. The number of common shares available for future issuance was 34,308 at June 30, 2018.

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

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Nine months ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock option grants	$56	52	166	388
Annual director stock award	—	—	368	368
	$56	52	534	756

A summary of Company stock options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at
October 1, 2017	151,591	$22.18	6.3	$1,271
Granted	33,960	$18.57		$240
Exercised	(5,801)	21.44		(53)
Outstanding at
June 30, 2018	179,750	$21.52	6.4	$1,458
Exercisable at
June 30, 2018	105,015	$22.03	4.9	$847
Vested during
nine months ended
June 30, 2018	30,844			$231

The aggregate intrinsic value of exercisable Company options was $98,397 and the aggregate intrinsic value of all outstanding in-the-money options was $181,373 based on the Company’s market closing price of $21.01 on June 29, 2018 less exercise prices.

The realized tax benefit from Patriot option exercises during the first nine months of fiscal 2018 was $225,000 including $223,000 pertaining to FRP options exercised that were granted prior to the Spin-off to persons employed by Patriot. The unrecognized compensation expense of Patriot options granted as of June 30, 2018 was $503,000, which is expected to be recognized over a weighted-average period of 3.4 years.

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

As of June 30, 2018 the Company had no assets or liabilities measured at fair value on a recurring or non-recurring basis.

At June 30, 2018 and September 30, 2017, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other financial instruments approximate their fair value based upon the short-term nature of these items.

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

Customers: During the first nine months of fiscal 2018, the Company’s ten largest customers accounted for approximately 58% of our revenue and one of these customers accounted for 17.1% of our revenue. Accounts receivable from the ten largest customers were $4,436,000 and $4,070,000 at June 30, 2018 and September 30, 2017 respectively. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income.

Deposits: Cash and cash equivalents are comprised of cash at Wells Fargo Bank, N.A. and a BB&T Money Market Fund.  The balances exceed FDIC limits.

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

Overview

The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customer’s products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 82% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customer’s fuel storage tanks for ultimate sale to the retail consumer. The remaining 18% of our business consists of hauling our customer’s dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of June 30, 2018, we employed 565 revenue-producing drivers who operated our fleet of 402 company tractors (excluding 11 being prepared for sale), 16 owner operators and 544 trailers from our 20 terminals and 7 satellite locations in Florida, Georgia, Alabama, South Carolina, North Carolina and Tennessee.  We experience increased seasonal demand in the spring and in most of our other locations during the summer months.

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

ITEM	Q3 2018 vs. Q3 2017
Total Revenue	Up 4.6%
Transportation Revenue	Up .6%
Revenue Miles	Up 3%
Fuel net of surcharges	Down by 7.2%
PAFR	Increased from .84 to 1.73
Operating Ratio	Improved from 98.1% to 95.4%
Driver Turnover Rate	Increased from 75.3% to 82.4%
Avg. Driver Count incl. O.O.	Down 3.8%

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

Highlights of the Third quarter of Fiscal 2018

•	Transportation revenue increased $170,000, or .6%.
•	The Company reported net income of $1,086,000, or $.33 per share, compared to net income of $456,000, or $.14 per share, in the same quarter last year.

Comparative Results of Operations for the Three Months ended June 30, 2018 and 2017

	Three months ended June 30
(dollars in thousands)	2018	%	2017	%

Revenue miles (in thousands)	9,812		9,524

Revenues:
Transportation revenue	$26,445	89.9%	26,275	93.5%
Fuel surcharges	2,959	10.1%	1,829	6.5%
Total Revenues	29,404	100.0%	28,104	100.0%

Cost of operations:
Compensation and benefits	12,132	41.3%	12,274	43.7%
Fuel expenses	4,623	15.7%	3,622	12.9%
Repairs & tires	1,817	6.2%	1,862	6.6%
Other operating	1,247	4.2%	1,134	4.0%
Insurance and losses	2,614	8.9%	2,567	9.1%
Depreciation expense	2,137	7.3%	2,349	8.4%
Rents, tags & utilities	792	2.7%	820	2.9%
Sales, general & administrative	2,465	8.4%	2,446	8.7%
Corporate expenses	399	1.3%	591	2.1%
Gain on equipment	(175)	-0.6%	(95)	-0.3%
Total cost of operations	28,051	95.4%	27,570	98.1%

Total operating profit	$1,353	4.6%	534	1.9%

The Company reported net income of $1,086,000, or $.33 per share, compared to net income of $456,000, or $.14 per share, in the same quarter last year.

Total revenues for the quarter were $29,404,000, up $1,300,000 from the same quarter last year. Transportation revenues (excluding fuel surcharges) were $26,445,000, up $170,000 or 0.6%. Miles increased by 288,000, or 3.0%, to 9,812,000 versus 9,524,000 in the same quarter last year. During the second and third quarters of last fiscal year we lost sizeable pieces of business with two large customers most of which was shorter run, higher revenue per mile business. Since that time, we added back a meaningful portion of that lost business with longer run, lower revenue per mile business. As a result, our overall average haul length has increased by 5.9% and our transportation revenue per mile has decreased by 2.2%.

Compensation and benefits decreased $142,000, or 5 cents per mile mainly due to a one-time accrual of $264,000 in the same quarter last year resulting from the award of two additional vacation days for drivers. Gross fuel expense was up $1,001,000 while fuel surcharges were up $1,130,000. Other operating expenses were up $113,000 due mainly to increased business in areas with tolls and maintenance at some of our terminals. Depreciation expense was down $212,000 as a result of right sizing our fleet in the first and second quarters. Corporate expenses were down by $192,000 due mainly to lower legal fees and corporate management changes that occurred at the beginning of fiscal 2018. Gain on sale of assets increased $80,000 as we sold excess equipment, including excess trailers. Total cost of operations improved by $.03 cents per mile over last year’s 3rd quarter.

As a result of the increased miles and revenues coupled with the improved cost of operations per mile, operating profit this quarter was $1,353,000 compared to operating profit of $534,000 in the same quarter last year. Operating ratio was 95.4 this quarter versus a 98.1 in the same quarter last year.

Comparative Results of Operations for the Nine Months ended June 30, 2018 and 2017

	Nine months ended June 30
(dollars in thousands)	2018	%	2017	%

Revenue miles (in thousands)	28,418		28,709

Revenues:
Transportation revenue	$77,391	90.7%	79,227	94.0%
Fuel surcharges	7,893	9.3%	5,028	6.0%
Total Revenues	85,284	100.0%	84,255	100.0%

Cost of operations:
Compensation and benefits	36,048	42.3%	35,813	42.5%
Fuel expenses	13,049	15.3%	11,310	13.4%
Repairs & tires	5,075	6.0%	5,125	6.1%
Other operating	3,353	3.9%	3,144	3.7%
Insurance and losses	8,499	10.0%	8,168	9.7%
Depreciation expense	6,690	7.8%	7,208	8.6%
Rents, tags & utilities	2,534	3.0%	2,543	3.0%
Sales, general & administrative	7,229	8.5%	7,038	8.4%
Corporate expenses	1,676	1.9%	2,206	2.6%
Gain on equipment	(674)	-0.8%	(407)	-0.5%
Total cost of operations	83,479	97.9%	82,148	97.5%

Total operating profit	$1,805	2.1%	2,107	2.5%

The Company reported net income of $4,490,000, or $1.35 per share, compared to net income of $1,628,000, or $.49 per share in the same period last year. This year’s first nine months’ net income included $3,041,000, or $.91 per share, due to a deferred tax benefit resulting from revaluing the company’s net deferred tax liabilities per the Tax Cuts and Jobs Act of 2017.

Total revenues for the first nine months were $85,284,000, up $1,029,000 from the same period last year. Transportation revenues (excluding fuel surcharges) were $77,391,000, down $1,836,000 or 2.3%. Miles declined by 291,000, or 1%, to 28,418,000 versus 28,709,000 in the same period last year.

Compensation and benefits increased $235,000 as a result of last summer’s driver pay increase. Net fuel expense (i.e. gross fuel expenses less fuel surcharges) decreased by $1,126,000 due to fewer miles driven and higher fuel surcharges due to higher average diesel prices. Insurance and losses were up $331,000 due mainly to higher liability and medical claims during the first half of the fiscal year. Depreciation expense was down $518,000 as a result of right sizing our fleet. SG&A was up $191,000 due mainly to severance expense, reorganizing our IT department and higher advertising costs related to hiring drivers. Corporate expenses were down $530,000 due mainly to a decrease in legal fees, consulting, and corporate management changes that occurred at the beginning of fiscal 2018.

As a result, operating profit was $1,805,000 compared to $2,107,000 in the same period last year. Operating ratio was 97.9 versus a 97.5 last year.

Liquidity and Capital Resources. The Company maintains its operating accounts with Wells Fargo Bank, N.A. and these accounts directly sweep overnight against the Wells Fargo revolver. As of June 30, 2018, we had no debt outstanding on this revolver, $3,105,000 letters of credit and $21,895,000 available for additional borrowings. The Company expects our fiscal year 2018 cash generation to cover the cost of our operations and all of our budgeted capital expenditures.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Nine months
	Ended June 30,
	2018	2017
Total cash provided by (used for):
Operating activities	$6,548	6,638
Investing activities	(931)	(3,236)
Financing activities	126	—
Increase in cash and cash equivalents	$5,743	3,402

Outstanding debt at the beginning of the period	—	—
Outstanding debt at the end of the period	—	—

Operating Activities - Net cash provided by operating activities (as set forth in the cash flow statement) was $6,548,000 for the nine months ended June 30, 2018, compared to $6,638,000 in the same period last year. The total of net income plus depreciation and amortization and less gains on sales of property and equipment increased $2,060,000 versus the same period last year. These changes are described above under "Comparative Results of Operations." Trade accounts receivable decreased $440,000 compared to a decrease of $883,000 in the same period last year. Deferred income tax decreased $3,950,000 versus $584,000 in the same period last year primarily due to a reduction in income tax expense related to the enactment of the Tax Cuts and Jobs Act. Accounts Payable and Accrued Liabilities favorably impacted cash provided due to lower payables related to equipment purchases at June 30, 2018 and lower bonus payments paid during this year for the prior fiscal year. These changes comprise the majority of the increase in net cash provided by operating activities.

Investing Activities – Investing activities include the purchase of property and equipment, any business acquisitions and proceeds from sales of these assets upon retirement. For the nine months ended June 30, 2018, we spent $931,000 on equipment net of proceeds from retirements. For the nine months ended June 30, 2017 we spent $3,236,000 on equipment net of retirements.

Financing Activities – Financing activities primarily include net changes to our outstanding revolving debt. For the nine months ended June 30, 2018, cash provided by financing activities was $126,000 versus no financing activities for the nine months ended June 30, 2017 due to stock option exercises. We had no outstanding long-term debt on June 30, 2018 or June 30, 2017.

Credit Facilities - The Company has a five-year credit agreement with Wells Fargo Bank N.A. which provides a $25 million revolving line of credit with a $10 million sublimit for stand-by letters of credit. The amounts outstanding under the credit agreement bear interest at a rate of 1.0% over LIBOR, which may change quarterly based on the Company’s ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment, which fee may change quarterly based on our ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum $25 million tangible net worth. As of June 30, 2018, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $17.3 million combined.

Cash Requirements - The Company currently expects its fiscal 2018 capital expenditures to be approximately $5,000,000 dollars less than the $10,492,000 projected in our recent 10-K filing. This reduction is primarily due to reducing the size of the tractor fleet and leasing approximately 35 tractors in the first quarter, versus replacing with new company owned tractors, in three select markets where we anticipate benefitting from the lease program with respect to utilization, maintenance, and other expenses. All capital expenditures made during fiscal 2018 we expect to be fully funded by our cash generated from operations. The Company does not currently pay any cash dividends on common stock

Summary and Outlook. Currently, the customer demand significantly exceeds the tanker industry’s capacity in most markets in which we operate. Every day we are allocating our resources to fulfill the needs of those customers who are willing to partner with us on both pricing and effeciently managing the day to day operation of our business. Driver hiring and retention remains our greatest challenge. Our turnover rate during this quarter was 82.4% versus 75.3% in the same quarter last year. We continue to experience a positive trend in driver productivity as we saw our average transportation revenue per company driver climb by 4.2% this quarter versus the same quarter last year. During the quarter we made significant process changes on both the recruiting and hiring side as well as the retention side. We are optimistic these changes will have positive impacts but will monitor the results closely and make changes where necessary. We also made significant progress on our IT overhaul with a goal to improve our employees’ and customers’ experience. The current quarter’s higher revenues and lower operational costs per mile led to improved bottom line results but we are not satisfied and will continue to push for further improvement on both the top and bottom line. We remain debt free and have increased cash from $11 million at the beginning of the fiscal year to $17 million at the close of the 3rd quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the credit agreements. Under the Wells Fargo revolving credit line of credit, the applicable spread for borrowings at June 30, 2018 was 1.0% over libor. The applicable margin for such borrowings will be reduced or increased in the event that our debt to capitalization ratio as calculated under the credit agreement exceeds target levels.

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

As of June 30, 2018, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

PATRIOT TRANSPORTATION HOLDING, INC.

Date: August 10, 2018	By	ROBERT E. SANDLIN
Robert E. Sandlin
President and Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Vice President and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

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