Form 10-K
period 2018-09-30
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2018-12-12
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2018.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  [X]    No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s stock outstanding as of December 5, 2018 was 3,328,466. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of March 31, 2018, the last day of business of our most recently completed second fiscal quarter, was $47,511,066.

+. Solely for purposes of this calculation, the registrant has assumed that all directors, officers and ten percent (10%) shareholders of the Company are affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Patriot Transportation Holding, Inc. 2018 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the Patriot Transportation Holding, Inc. Proxy Statement which will be filed with the Securities and Exchange Commission not later than December 31, 2018 are incorporated by reference in Part III.

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

Our Business. Our business consists of hauling petroleum related products and dry bulk commodities and liquid chemicals. We are one of the largest regional tank truck carriers in North America. According to the Tank Truck Carrier 2017 Gross Revenue Report issued by Bulk Transporter, we are the 10th largest bulk tank carrier in North America by revenue.  We operate terminals in Florida, Georgia, Alabama, South Carolina, North Carolina and Tennessee. We do not own any of the products we haul; rather, we act as a third party carrier to deliver our customers’ products from point A to point B, using predominately Company employees and Company-owned tractors and tank trailers. Approximately 86% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customer’s fuel storage tanks for ultimate sale to the retail consumer. The remaining 14% of our business consists of hauling our customers’ dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of September 30, 2018, we employed 541 revenue-producing drivers who operated our fleet of 396 Company tractors (excluding 5 being prepared for sale), 19 owner operators and 532 trailers from our 20 terminals and 6 satellite locations.

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

Tractors and Trailers. During fiscal 2018, the Company purchased 12 new tractors. Our fiscal 2019 capital budget includes 60 new tractors. We believe maintaining a modern fleet will result in reduced maintenance expenses, improved operating efficiencies and enhanced driver recruitment and retention. At September 30, 2018 the Company operated a fleet of 415 tractors (excluding 5 being prepared for sale), and 532 tank trailers. The Company owns all of the tank trailers and tractors used to conduct our business, except for 19 tractors owned by owner-operators and 30 full-service leased 2019 model year tractors located in key areas without Company maintenance shops.

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

Customers. Approximately 86% of our business consists of hauling petroleum related products. Our petroleum clients include major convenience store and hypermarket accounts, fuel wholesalers and major oil companies.  We strive to build long-term relationships with major customers by providing outstanding customer service. During fiscal 2018, the Company’s ten largest customers accounted for approximately 59.1% of revenue. One of these customers, Murphy USA, accounted for 17.3% of revenue. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income. Our transportation services agreements with our customers generally are terminable upon 90-120 days’ notice, but nine of our top 10 accounts have been customers for at least 5 years.

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

Our operations involve hazardous materials and could result in significant environmental liabilities and costs. For a discussion of certain risks of our being associated with transporting hazardous substances see “Risk Factors—Risks Relating to Our Business”

Seasonality. Our business is subject to seasonal trends common in the refined petroleum products delivery industry. We typically face reduced demand for refined petroleum products delivery services during the winter months and increased demand during the spring and summer months. Further, operating costs and earnings are generally adversely affected by inclement weather conditions. These factors generally result in lower operating results during the first and second fiscal quarters of the year and cause our operating results to fluctuate from quarter to quarter. Our operating expenses also have been somewhat higher in the winter months, due primarily to decreased fuel efficiency and increased maintenance costs for tractors and trailers in colder months.

Employees. As of September 30, 2018, the Company employed 783 people.

Financial Information. Financial information about the company is presented in the financial statements included in the accompanying 2018 Annual Report to Shareholders and such information is incorporated herein by reference.

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

We derive approximately 86% of our revenues from the hauling of petroleum products, including gasoline, diesel fuel and ethanol. The demand for these services is determined by motor fuel consumption in our markets, which is affected by general economic conditions, employment levels, consumer confidence, spending patterns and gasoline prices. Demand for our petroleum hauling services is also impacted by vehicle fuel efficiency, alternative fuel vehicles and government regulation relating to ethanol. The Energy Information Administration of the U.S. Department of Energy projects that U.S. motor gasoline consumption will decline at an average rate of 1.1% per year between 2012 and 2040 as improvements in fuel efficiency are expected to outpace increases in miles driven.

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

We require large amounts of diesel fuel to operate our tractors. In 2016, 2017 and 2018, cost of fuel (including fuel taxes) represented approximately 12.6%, 13.4%, and 15.3%, respectively, of our total revenue. The market price for fuel can be extremely volatile and can be affected by a number of economic and political factors. In addition, changes in federal or state regulations can impact the price of fuel, as well as increase the amount we pay in fuel taxes.

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

Our business is subject to seasonal trends common in the refined petroleum products delivery industry. We typically encounter increased demand for fuels delivery services in Florida during the spring months. Further, operating costs and earnings are generally adversely affected by inclement weather conditions. These factors generally result in lower operating results during the first and second fiscal quarters of the year and cause our operating results to fluctuate from quarter to quarter. Our operating expenses also have been somewhat higher in the winter months, primarily due to decreased fuel efficiency, increased utility costs and increased maintenance costs for tractors and trailers in colder months. An occurrence of unusually harsh or long-lasting inclement weather could have an adverse effect on our operations and profitability.

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

We are dependent upon a limited number of large customers. Our ten largest customers accounted for approximately 59.1% of our total revenues during the year ended September 30, 2018. In particular, our largest customer, Murphy USA, accounted for 17.3% of our total revenues during fiscal 2018. The loss of one or more of our major customers, or a material reduction in services performed for such customers, would have a material adverse effect on our results of operations. In addition, if one or more of our customers were to seek protection under the bankruptcy laws, we might not receive payment for services rendered and, under certain circumstances, might have to return payments made by these customers during the 90 days prior to the bankruptcy filing. If we were to lose one or more of our key customers, we might not be able to capture additional volume from other customers to offset the fixed costs historically covered by the lost revenue.

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

In addition, our insurance carriers and the states in which we operate require us to post either letters of credit or surety bonds to collateralize our self-insured retention. We currently have letters of credit of $3 million outstanding to satisfy these obligations. If our insurance carriers or the states in which we operate require us to increase the amount of collateral we provide in the future, we could face increased costs, including the payment of additional fees to the providers of letters of credit. Since our letters of credit are considered debt under the financial covenants for our financing arrangements, increases in the amount of letters of credit we have outstanding to collateralize our self-insurance obligations will reduce borrowing availability under our credit agreement and reduce our capacity for additional borrowings.

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

Our business requires substantial ongoing capital investment, particularly for tractors, trailers, terminals and technology. Our capital expenditures were approximately $11.5 million, $6.3 million and $4.7 million in 2016, 2017 and 2018, respectively, and we expect to make capital expenditures of approximately $10 million during fiscal 2019. We expect that cash flow from operations and borrowings under our revolving credit facility will be our primary sources of financing for capital expenditures. If we are unable to generate sufficient cash from operations or borrow sufficient funds on terms that are acceptable to us, we may be forced to limit our growth and operate existing equipment for significant periods of time, each of which could have a material adverse effect on our business, results of operations and financial condition.

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

As of September 30, 2018, two of our directors, Edward L. Baker and Thompson S. Baker II, beneficially own approximately 6.85% of the outstanding shares of our common stock (62.6% of such shares are held in trusts under which voting power is shared with other family members) and certain of their family members beneficially own an additional 21.9%. As a result, these individuals effectively may have the ability to direct the election of all members of our board of directors and to exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving us, our acquisition or disposition of assets, our borrowing of monies, our issuance of any additional securities, our repurchase of common stock and our payment of dividends.

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

We share two of our executives with FRP so those executives do not devote their full time and attention to our business.

Under the terms of the Transition Services Agreement between us and FRP, we provide the services of two of our executive officers to FRP. John D. Milton, Jr., our General Counsel, and John D. Klopfenstein, our Controller and Chief Accounting Officer, serve in the same capacities with FRP under the Transition Services Agreement. These executives will spend approximately 75% and 50% respectively of their time working with FRP during the term of the Transition Services Agreement, and FRP has agreed to reimburse us for 75% and 50% respectively of the total costs associated with these executives (inclusive of overhead). Our business could be adversely impacted by lack of the full-time focus of these executives during the term of the Transition Services Agreement. In addition, these executives may face actual or apparent conflicts of interest if there are issues or disputes under the agreements between us and FRP.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

As of September 30, 2018, our terminals and satellite locations were located in the following cities:

State	City	Terminal or Satellite Location	Owned/Leased

Alabama	Mobile	Satellite	Leased
Alabama	Montgomery	Terminal	Leased
Florida	Cape Canaveral	Satellite	Leased
Florida	Ft. Lauderdale	Terminal	Leased
Florida	Freeport	Satellite	Leased
Florida	Jacksonville	Terminal	Owned
Florida	Newberry	Satellite	Leased
Florida	Orlando	Terminal	Leased
Florida	Panama City	Terminal	Owned
Florida	Pensacola	Terminal	Owned
Florida	Tampa	Terminal	Owned
Florida	White Springs	Terminal	Owned
Georgia	Albany	Terminal	Owned
Georgia	Athens	Satellite	Leased
Georgia	Augusta	Terminal	Owned
Georgia	Bainbridge	Terminal	Owned
Georgia	Columbus	Terminal	Owned
Georgia	Doraville	Terminal	Owned
Georgia	Macon	Terminal	Owned
Georgia	Rome	Satellite	Leased
Georgia	Savannah	Terminal	Leased
North Carolina	Charlotte	Terminal	Leased
North Carolina	Wilmington	Terminal	Leased
Tennessee	Chattanooga	Terminal	Owned
18

Tennessee	Nashville	Terminal	Leased
Tennessee	Knoxville	Terminal	Owned

Item 3. LEGAL PROCEEDINGS.

Note 11 to the Consolidated and Combined Financial Statements included in the accompanying 2018 Annual Report to Shareholders is incorporated herein by reference.

Item 4. MINE SAFETY DISCLOSURES.

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There were approximately 383 holders of record of Patriot Transportation Holding, Inc. common stock, $.10 par value, as of September 30, 2018. The Company's common stock is traded on the Nasdaq Stock Market (Symbol PATI).

Price Range of Common Stock. Information concerning stock prices is included under the caption "Quarterly Results" on page 5 of the Company's 2018 Annual Report to Shareholders, and such information is incorporated herein by reference.

Dividends. The Company has not paid a cash dividend in the past and it is the present policy of the Board of Directors not to pay cash dividends. Information concerning restrictions on the payment of cash dividends is included in Note 3 to the consolidated financial statements included in the accompanying 2018 Annual Report to Shareholders and such information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K and such information is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. Share repurchase activity during the three months ended September 30, 2018 was as follows:

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

Item 6. SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 5 of the Company's 2018 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Information required in response to Item 7 is included under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operation" on pages 6 through 12 of the Company’s 2018 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. We are exposed to the impact of interest rate changes through our variable-rate borrowings under the Credit Agreement. Under the Wells Fargo revolving credit line, the applicable margin for borrowings at September 30, 2018 was 1.0% over LIBOR. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Credit Agreement Facilities exceeds a target level.

The Company did not have any variable or fixed rate debt outstanding at September 30, 2018, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

Commodity Price Risk. The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a significant portion of fuel price increases from our customers in the form of fuel surcharges. The typical fuel surcharge table provides some margin contribution at higher diesel fuel prices but also results in some margin erosion at lower diesel fuel prices. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In fiscal 2018 and 2017, a significant portion of fuel costs was recovered through fuel surcharges.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 5 and on pages 13 through 24 of the Company's 2018 Annual Report to Shareholders. Such information is incorporated herein by reference.

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

Management’s Annual Report On Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of September 30, 2018.

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

Change In Internal Control Over Financial Reporting. During the fourth quarter of 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations Over Internal Controls. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding the Company’s executive officers and directors (including the disclosure regarding audit committee financial experts), required in response to this Item 10, is included under the captions "Board of Directors and Corporate Governance- Our Board of Directors," "Board of Directors and Corporate Governance- Board Leadership," "Board of Directors and Corporate Governance- Board Committees," "Board of Directors and Corporate Governance- Business Conduct Policies,” “Securities Ownership- Section 16(a) Beneficial Ownership Reporting Compliance,” and "Compensation Discussion and Analysis" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2018.

The Company has adopted a Financial Code of Ethical Conduct applicable to its principal executive officers, principal financial officers and principal accounting officers. A copy of this Financial Code of Ethical Conduct is filed as Exhibit 14 to this Form 10-K. The Financial Code of Ethical Conduct is available on our web site at www.patriottrans.com under the heading Corporate Governance.

Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Board of Directors and Corporate Governance- Board Committees- Compensation Committee," "Non-Employee Director Compensation," "Compensation Discussion and Analysis" and "Executive Compensation" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2018.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in response to this Item 12 is included under the captions "Securities Ownership" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2018.

Equity Compensation Plan Information

Number of
Securities
Remaining
Available
	Number of		for future
	Securities	Weighted	Issuance
	to be	Average	under equity
	issued upon	exercise	Compensation
	exercise of	price of	Plans
	outstanding	outstanding	(excluding
	options,	options,	Securities
	Warrants	warrants	reflected in
	and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation
plans approved by
security holders	175,551	$21.52	38,507

Equity compensation
plans not approved
by security holders	0	0	0

Total	175,551	$21.52	38,507

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 is included under the caption “Related Party Transactions" and “Board of Directors and Corporate Governance- Director Independence " in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2018.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 is included under the captions “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2018.

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

Patriot Transportation Holding, Inc.

Date: December 11, 2018	By	ROBERT E. SANDLIN
Robert E. Sandlin
President and Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Vice President and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 11, 2018.

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

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2018

EXHIBIT INDEX

[Item 14(a)(3)]

(2.1)	Separation and Distribution Agreement, dated as of January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc.(incorporated by reference to Form 8-K filed February 2, 2015).

(3.1)	Patriot Transportation Holding, Inc. Amended and Restated Articles of Incorporation (incorporated by reference to Form 10-Q filed May 15, 2015).

(3.2)	Patriot Transportation Holding, Inc. Amended and Restated Bylaws (incorporated by reference to Form 10-Q filed May 15, 2015).

(10.1)	Credit Agreement, dated January 30, 2015, among Patriot Transportation Holding, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 10-Q filed May 15, 2015).

(10.2)	Tax Matters Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to Form 8-K filed February 2, 2015).

(10.3)	Transition Services Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to Form 8-K filed February 2, 2015).

(10.4)	Employee Matters Agreement, dated as of January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to Form 8-K filed February 2, 2015).

(10.5)	2014 Equity Incentive Plan for Patriot Transportation Holding, Inc. (incorporated by reference to Form 10-Q filed May 15, 2015).

(10.6)	Management Incentive Compensation Plan (incorporated by reference to Form 10-Q filed May 15, 2015).

(14)	Financial Code of Ethical Conduct between the Company, Chief Executive Officers, and Financial Managers (incorporated by reference to Form 8-K filed February 2, 2015).

(21)	Subsidiaries of Registrant at September 30, 2018: Florida Rock & Tank Lines, Inc. (a Florida corporation); Patriot Transportation of Florida, Inc. (a Florida corporation).

(23)(a)	Consent of Hancock Askew & Co., Inc., Independent Registered Certified Public Accounting Firm, appears on page 29 of this Form 10-K.

(31)(a)	Certification of Robert E. Sandlin.
(31)(b)	Certification of Matthew C. McNulty.
(31)(c)	Certification of John D. Klopfenstein.
(32)	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

PATRIOT TRANSPORTATION HOLDING, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

(Item 15(a) (1) and 2))

	Page
Consolidated Financial Statements:
Consolidated balance sheets at September 30, 2018 and 2017	13	(a)

For the years ended September 30, 2018, 2017 and 2016:
Consolidated statements of income	12	(a)
Consolidated statements of comprehensive income	12	(a)
Consolidated statements of cash flows	14	(a)
Consolidated statements of shareholders' equity	15	(a)

Notes to consolidated financial statements	16-22	(a)

Reports of Independent Registered Certified Public Accounting Firm	24	(a)

Selected quarterly financial data (unaudited)	5	(a)

Consent of Independent Registered Certified Public Accounting Firm	29	(b)

Report of Independent Registered Certified Public
Accounting Firm on Financial Statement Schedule	29	(b)

Consolidated Financial Statement Schedule:

II - Valuation and qualifying accounts	30	(b)

(a) Refers to the page number in the Company's 2018 Annual Report to Shareholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b) Refers to the page number in this Form 10-K

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Patriot Transportation Holding, Inc.

Jacksonville, Florida

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-201791 and 333-201792) of Patriot Transportation Holding, Inc. of our report dated December 11, 2018 relating to the consolidated financial statements which appear in the Annual Report to Shareholders incorporated by reference herein. We also consent to the incorporation by reference of our report dated December 11, 2018, relating to the financial statement schedule, which appears in this Form 10-K.

Respectfully submitted,

Hancock Askew & Co., LLP

Savannah, Georgia

December 11, 2018

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

The Shareholders and Board of Directors

Patriot Transportation Holding, Inc.:

Our audit of the consolidated financial statements referred to in our report dated December 11, 2018 appearing in the 2018 Annual Report to Shareholders of Patriot Transportation Holding, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audit. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Hancock Askew & Co., LLP

Savannah, Georgia

December 11, 2018

PATRIOT TRANSPORTATION HOLDING, INC.

SCHEDULE II (CONSOLIDATED) - VALUATION

AND QUALIFYING ACCOUNTS

YEARS ENDED SEPTEMBER 30, 2018, 2017 AND 2016

			ADDITIONS	ADDITIONS
	BALANCE		CHARGED TO	CHARGED TO				BALANCE
	AT BEGIN.		COST AND	OTHER				AT END
	OF YEAR		EXPENSES	ACCOUNTS		DEDUCTIONS		OF YEAR

Year Ended
September 30, 2018:

Allowance for
doubtful accounts	$150,066		$26,930	$—		$23,555	(a)	$153,441
Accrued risk
Insurance:
Tanklines	$(500,769	) (b)	$3,400,385	$—		$2,692,115		$207,501
Accrued health
Insurance	750,455		4,301,603	—		4,392,642		659,416
Totals -
Insurance	$249,686		$7,701,988	$—		$7,084,757	(c)	$866,917

Year Ended
September 30, 2017:

Allowance for
doubtful accounts	$152,516		$19,291	$—		$21,741	(a)	$150,066
Accrued risk
Insurance:
Tanklines	$6,909		$2,400,754	$—		$2,908,432		$(500,769)	(b)
Accrued health
Insurance	881,214		3,681,769	—		3,812,528		750,455
Totals -
Insurance	$888,123		$6,082,523	$—		$6,720,960	(c)	$249,686

Year Ended
September 30, 2016:

Allowance for
doubtful accounts	$143,988		$—	$—		$(8,528)	(a)	$152,516
Accrued risk
Insurance:
Tanklines	$973,154		$2,162,707	$—		$3,128,952		$6,909
Accrued health
Insurance	1,174,950		3,501,849	(200,876)	(d)	3,594,709		881,214
Totals -
Insurance	$2,148,104		$5,664,556	$(200,876)		$6,723,661	(c)	$888,123

(a) Accounts written off less recoveries

(b) Prepaid Insurance Claims

(c) Payments

(d) Other comprehensive income (ASC Topic 715).

