Form 10-Q
period 2018-12-31
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2019-02-01
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2018.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]    No  [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  [x]    No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [ ]	Smaller reporting company [x]

Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	December 31, 2018
Common Stock	3,328,466

1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2018

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31,	September 30,
Assets	2018	2018
Current assets:
Cash and cash equivalents	$436	1
Treasury bills available for sale	19,766	17,298
Accounts receivable (net of allowance for
doubtful accounts of $151 and $153, respectively)	7,684	7,866
Federal and state taxes receivable	299	547
Inventory of parts and supplies	890	895
Prepaid tires on equipment	1,699	1,746
Prepaid taxes and licenses	397	609
Prepaid insurance	1,994	2,348
Prepaid expenses, other	116	134
Total current assets	33,281	31,444

Property and equipment, at cost	93,622	94,710
Less accumulated depreciation	60,636	60,799
Net property and equipment	32,986	33,911

Goodwill	3,431	3,431
Intangible assets, net	816	855
Other assets, net	181	176
Total assets	$70,695	69,817

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,589	3,271
Bank overdraft	—	625
Accrued payroll and benefits	3,918	3,963
Accrued insurance	2,358	1,896
Accrued liabilities, other	237	408
Total current liabilities	10,102	10,163

Deferred income taxes	5,941	5,940
Accrued insurance	204	204
Other liabilities	1,100	1,104
Total liabilities	17,347	17,411
Commitments and contingencies (Note 8)
Shareholders’ Equity:
Preferred stock, 5,000,000 shares authorized,
of which 250,000 shares are designated Series A
Junior Participating Preferred Stock; $0.01 par
value; none issued and outstanding	—	—
Common stock, $.10 par value; (25,000,000 shares
authorized; 3,328,466 and 3,328,466 shares issued
and outstanding, respectively)	333	333
Capital in excess of par value	37,492	37,436
Retained earnings	15,356	14,472
Accumulated other comprehensive income, net	167	165
Total shareholders’ equity	53,348	52,406
Total liabilities and shareholders’ equity	$70,695	69,817

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 31,
	2018	2017
Revenues:
Transportation revenues	$24,980	25,570
Fuel surcharges	3,074	2,331
Total revenues	28,054	27,901

Cost of operations:
Compensation and benefits	12,038	11,873
Fuel expenses	4,276	4,122
Repairs & tires	1,665	1,573
Other operating	1,132	1,043
Insurance and losses	2,942	2,716
Depreciation expense	1,970	2,330
Rents, tags & utilities	847	855
Sales, general & administrative	2,468	2,322
Corporate expenses	532	487
Gain on disposition of PP&E	(923)	(164)
Total cost of operations	26,947	27,157

Total operating profit	1,107	744

Interest income and other	101	2
Interest expense	(10)	(10)

Income before income taxes	1,198	736
Provision for (benefit from) income taxes	314	(2,856)

Net income	$884	3,592

Unrealized investment gains, net	2	—
Tax reform gain on retiree health	—	32

Comprehensive Income	$886	3,624

Earnings per common share:
Net Income-
Basic	0.27	1.09
Diluted	0.27	1.09

Number of shares (in thousands) used in computing:
-basic earnings per common share	3,328	3,303
-diluted earnings per common share	3,331	3,304

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(In thousands)

(Unaudited)

	Three months ended December 31,
	2018	2017
Cash flows from operating activities:
Net income	$884	3,592
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,117	2,509
Deferred income taxes	—	(3,021)
Gain on asset dispositions	(923)	(164)
Stock-based compensation	56	55
Net changes in operating assets and liabilities:
Accounts receivable	182	893
Inventory of parts and supplies	5	(54)
Prepaid expenses	631	(312)
Other assets	(92)	34
Accounts payable and accrued liabilities	564	(2,123)
Income taxes payable and receivable	248	114
Long-term insurance liabilities and other long-term
Liabilities	(3)	3
Net cash provided by operating activities	3,669	1,526

Cash flows from investing activities:
Purchase of property and equipment	(1,661)	(1,122)
Purchase of Treasury bills	(5,371)	—
Maturities of Treasury bills	3,000	—
Proceeds from the sale of property, plant and equipment	1,432	307
Net cash used in investing activities	(2,600)	(815)

Cash flows from financing activities:
Decrease in bank overdrafts	(625)	—
Debt issue costs	(9)	—
Net cash used in financing activities	(634)	—

Net increase in cash and cash equivalents	435	711
Cash and cash equivalents at beginning of period	1	11,289
Cash and cash equivalents at end of the period	$436	12,000

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

(1) Description of Business and Basis of Presentation.

Description of Business

Company’s Business. The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customer’s products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 86% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customer’s fuel storage tanks for ultimate sale to the retail consumer. The remaining 14% of our business consists of hauling our customer’s dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of December 31, 2018, we employed 541 revenue-producing drivers who operated our fleet of 380 company tractors (excluding 10 being placed in service and 3 being prepared for sale), 20 owner operators and 532 trailers from our 20 terminals and 6 satellite locations in Florida, Georgia, Alabama, South Carolina, North Carolina and Tennessee.

Basis of Presentation

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2018.

(2) Recently Issued Accounting Standards. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which replaces existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date. Management has identified that a legally enforceable contract with its customers is executed by both parties at the point of pickup of the shipper’s product, as evidenced by the bill of lading. Although the Company may have master agreements with its customers, these master agreements only establish terms. There is no financial obligation to the shipper until the Company takes possession of the load. Revenue is recognized for each individual load and the amount of revenue in progress at the end of each quarter is insignificant. There is no significant amount of judgment or uncertainty in recording revenue. The Company adopted this standard on October 1, 2018, and its adoption of this guidance did not result in a material impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard will become effective for the Company beginning with the first quarter 2020 and requires a modified retrospective transition approach and includes a number of practical expedients. Early adoption of the standard is permitted. The Company is currently evaluating the impacts the adoption of this accounting guidance will have on the consolidated financial statements. The Company has relatively few leases extending over 12 months, primarily the corporate office and 30 leased tractors. The total gross contractual obligation for leases with commitments greater than 12 months at September 30, 2018 was $3,875,000.

(3) Related Party Agreements. The Company provides FRP Holdings, Inc. (FRP) certain services including the services of certain shared executive officers. A written agreement exists outlining the terms of such services and the boards of the respective companies amended and extended this agreement for one year effective October 1, 2018.

The consolidated statements of income reflect charges and/or allocation to FRP Holdings, Inc. for these services of $422,000 and $352,000 for the three months ended December 31, 2018 and 2017, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as a reduction to corporate expenses.

We employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(4) Long-Term debt. The Company had no long-term debt outstanding at December 31, 2018 and September 30, 2018. On December 28, 2018 the Company entered into a First Amendment to the 2015 Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. ("Wells Fargo"), effective December 14, 2018. The Credit Agreement modifies the Company's prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a five year revolving credit facility with a maximum facility amount of $35 million, with a separate sublimit for standby letters of credit. The credit facility limit may be increased to $50 million upon request by the Company, subject to the lender's discretion and the satisfaction of certain conditions. The interest rate under the Credit Agreement will be a maximum of 1.50% over LIBOR, which may be reduced quarterly to 1.25% or 1.0% over LIBOR if the Company meets a specified ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.144% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.1145% or 0.086% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants. As of December 31, 2018, we had no outstanding debt borrowed on this revolver, $3,043,000 in commitments under letters of credit and $31,957,000 available for additional borrowings. The letter of credit fee is 1% and the applicable interest rate would have been 3.522% on December 31, 2018. This credit agreement contains certain conditions, affirmative financial covenants and negative covenants including a minimum tangible net worth. The Company was in compliance with all of its loan covenants as of December 31, 2018.

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

The following details the computations of the basic and diluted earnings per common share (dollars and shares in thousands, except per share amounts):

	Three Months ended
	December 31,
	2018	2017
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	3,328	3,303

Common shares issuable under
share based payment plans
which are potentially dilutive	3	1

Common shares used for diluted
earnings per common share	3,331	3,304

Net income	$884	3,592

Earnings per common share:
-basic	$0.27	1.09
-diluted	$0.27	1.09

For the three months ended December 31, 2018, 165,409 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended December 31, 2017, 178,519 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

Patriot Incentive Stock Plan

In January, 2015 the Board of Directors of the Company adopted the Patriot Transportation Holding, Inc. Incentive Stock Plan. Grants were issued based upon all outstanding FRP options held by company directors, officers and key employees on January 30, 2015 with the same remaining terms. The number of common shares available for future issuance was 8,587 at December 31, 2018.

The realized tax benefit pertaining to options exercised and the remaining compensation cost of options previously granted are recognized by FRP or Patriot based on the employment location of the related employee or director.

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

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended
	December 31,
	2018	2017
Stock option grants	$56	55
Annual director stock award	—	—
	$56	55

A summary of Company stock options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at
October 1, 2018	175,551	$21.52	6.3	$1,419
Granted	29,920	20.10		240
Outstanding at
December, 2018	205,471	$21.32	6.6	$1,659
Exercisable at
December 31, 2018	120,540	$22.02	5.1	$983
Vested during
three months ended
December 31, 2018	19,724			$174

The aggregate intrinsic value of exercisable Company options was $54,000 and the aggregate intrinsic value of all outstanding in-the-money options was $85,000 based on the Company’s market closing price of $19.71 on December 31, 2018 less exercise prices.

The realized tax benefit from option exercises during the first three months of fiscal 2019 was $28,000 which pertained to FRP options exercised that were granted prior to the Spin-off to persons employed by Patriot. The unrecognized compensation expense of Patriot options granted as of December 31, 2018 was $653,000, which is expected to be recognized over a weighted-average period of 3.7 years.

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

During the quarter ending December 31, 2018, the Company invested in treasury bills with maturities at time of purchase of 3 months to 1 year. The unrealized gains on these investments of $2,000 was recorded as part of comprehensive income and was based on the market value (Level 1). The amortized cost of the investments was $19,776,000 and the carrying amount and fair value was $19,766,000 as of December 31, 2018.

At December 31, 2018 and September 30, 2018, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other financial instruments approximate their fair value based upon the short-term nature of these items.

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

Customers: During the first three months of fiscal 2019, the Company’s ten largest customers accounted for approximately 62% of our revenue and one of these customers accounted for 18.8% of our revenue. Accounts receivable from the ten largest customers was $4,485,000 and $4,875,000 at December 31, 2018 and September 30, 2018 respectively. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income.

Deposits: Cash and cash equivalents are comprised of cash at Wells Fargo Bank, N.A.  The balances may exceed FDIC limits.

(10) Unusual or Infrequent Items Impacting Quarterly Results.

First quarter 2019 net income included $634,000, or $.19 per share, from gains on real estate sales.

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

Overview

The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customer’s products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 86% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customer’s fuel storage tanks for ultimate sale to the retail consumer. The remaining 14% of our business consists of hauling our customer’s dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of December 31, 2018, we employed 541 revenue-producing drivers who operated our fleet of 380 company tractors (excluding 10 being placed in service and 3 being prepared for sale), 20 owner operators and 532 trailers from our 20 terminals and 6 satellite locations in Florida, Georgia, Alabama, South Carolina, North Carolina and Tennessee. We experience increased seasonal demand in Florida in the spring and in most of our other locations during the summer months.

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

Our industry is experiencing a severe driver shortage. As the need to hire drivers has risen across our industry the trend we are seeing is that more and more of the applicants are drivers with little to no experience in the tank truck business. Our management team is keenly focused on continuing to grow our driver count in markets where there are opportunities for us to grow our business and to retain all of our drivers at the levels we have historically achieved while balancing the aforementioned trends and associated risks of the “new to the industry” driver applicant pool. Through the implementation of a software program, we have enhanced our ability to quickly identify, communicate with and ultimately hire qualified drivers.

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

Our operating costs primarily consist of the following:

•	Compensation and Benefits - Wages and employee benefits for our drivers and terminal support personnel is the largest component of our operating costs. These costs are impacted by such factors as miles driven, driver pay increases, driver turnover and training costs and additional driver pay due to temporary out-of-town deployments to serve new business;
•	Fuel Expenses - Our fuel expenses will vary depending on miles driven as well as such factors as fuel prices (which can be highly volatile), the fuel efficiency of our fleet and the average haul length;
14

•	Repairs and Tires – This category consists of vehicle maintenance and repairs (excluding shop personnel) and tire expense (including amortization of tire cost and road repairs). These expenses will vary based on such factors as miles driven, the age of our fleet, and tire prices.
•	Other Operating Expenses – This category consists of tolls, hiring costs, out-of-town driver travel cost, terminal facility maintenance and other operating expenses. These expenses will vary based on such factors as, driver availability and out-of-town driver travel requirements, business growth and inflation among others;
•	Insurance and Losses – This category includes costs associated with insurance premiums, and the self-insured portion of liability, worker’s compensation, health insurance and cargo claims and wreck repairs. We work very hard to manage these expenses through our safety and wellness programs, but these expenses will vary depending on the frequency and severity of accident and health claims, insurance markets and deductible levels;
•	Depreciation Expense – Depreciation expense consists of the depreciation of the cost of fixed assets such as tractors and trailers over the life assigned to those assets. The amount of depreciation expense is impacted by equipment prices and the timing of new equipment purchases. We expect the cost of new tractors and trailers to continue to increase, impacting our future depreciation expense;
•	Rents, Tags and Utilities Expenses – This category consists of rents payable on leased facilities and leased equipment, federal highway use taxes, vehicle registrations, license and permit fees and personal property taxes assessed against our equipment, communications, utilities and real estate taxes;
•	Sales, General and Administrative Expenses - This category consists of the wages, bonus accruals, benefits, travel, vehicle and office costs for our administrative personnel as well as professional fees and amortization charges for intangible assets purchased in acquisitions of other businesses;
•	Corporate Expenses – Corporate expenses consist of wages, bonus accruals, insurance and other benefits, travel, vehicle and office costs for corporate executives, director fees, stock option expense and aircraft expense;
•	Gains/Loss on Disposition of Property, Plant & Equipment - Our financial results for any period may be impacted by any gain or loss that we realize on the sale of used equipment, losses on wrecked equipment, and disposition of other assets. We periodically sell used equipment as we replace older tractors and trailers. Gains or losses on equipment sales can vary significantly from period to period depending on the timing of our equipment replacement cycle, market prices for used equipment and losses on wrecked equipment.

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

ITEM	Q1 2019 vs. Q1 2018
Total Revenue	Up .5%
Transportation Revenue	Down 2.3%
Revenue Miles	Up .3%
PAFR	Increased from 2.05 to 2.69
Operating Ratio	Declined from 97.3% to 96.1%
Driver Turnover Rate	Increased from 62% to 70.3%
Avg. Driver Count incl. owner operators	Down 8.8%
15

Highlights of the First quarter of Fiscal 2019

•	Total revenue increased $153,000, or .5%.
•	The Company reported net income of $884,000, or $.27 per share, compared to net income of $3,592,000, or $1.09 per share, in the same quarter last year. First quarter 2018 net income included $3,041,000, or $.92 per share, due to revaluing the Company’s net deferred tax liabilities per the Tax Cuts and Jobs Act of 2017. First quarter 2019 net income included $634,000, or $.19 per share, from gains on real estate sales.

Comparative Results of Operations for the Three Months ended December 31, 2018 and 2017

	Three months ended December 31
(dollars in thousands)	2018	%	2017	%

Revenue miles (in thousands)	9,277		9,252

Revenues:
Transportation revenue	$24,980	89.0%	25,570	91.6%
Fuel surcharges	3,074	11.0%	2,331	8.4%
Total Revenues	28,054	100.0%	27,901	100.0%

Cost of operations:
Compensation and benefits	12,038	42.9%	11,873	42.6%
Fuel expenses	4,276	15.3%	4,122	14.8%
Repairs & tires	1,665	6.0%	1,573	5.6%
Other operating	1,132	4.0%	1,043	3.7%
Insurance and losses	2,942	10.5%	2,716	9.7%
Depreciation expense	1,970	7.0%	2,330	8.4%
Rents, tags & utilities	847	3.0%	855	3.1%
Sales, general & administrative	2,468	8.8%	2,322	8.3%
Corporate expenses	532	1.9%	487	1.7%
Gain on disposition of PP&E	(923)	-3.3%	(164)	-0.6%
Total cost of operations	26,947	96.1%	27,157	97.3%

Total operating profit	$1,107	3.9%	744	2.7%

Total revenues for the quarter were $28,054,000, up $153,000 from the same quarter last year. Transportation revenues (excluding fuel surcharges) were $24,980,000, down $590,000 mainly due to a $.07 per mile decrease on a higher average haul length. Miles increased by 25,000 to 9,277,000 over the same quarter last year partially offsetting the impact of the lower revenue per mile ($67,000). Fuel surcharge revenue was $3,074,000, up $743,000 from the same quarter last year due to higher diesel prices. Several locations were impacted during the quarter by Hurricane Michael, and in particular our Panama City location experienced severe damage and an extended shutdown period in which we lost significant revenue that negatively impacted our operating profit (~$50,000).

Compensation and benefits increased $165,000, or 2 cents per mile, mainly due to increased driver training pay ($135,000) as average drivers in training increased from 29 in the first quarter last year to 38 in this year’s first quarter. Owner operator count increased from 13 to 20 this quarter versus the same quarter last year which increased our compensation and benefits cost. We pay owner operators a higher percentage of the reveunes they generate offset by lower variable costs (e.g. fuel, maintenance) paid directly by the owner operator. Fuel expenses increased $154,000, or 1 cent per mile, on higher average diesel prices offset by improved fuel economy due to our longer average haul length and more owner operators paying directly for their fuel. Repair and tire expense increased $92,000 due to several high dollar repairs. Other operating expenses were up $89,000 due to increased tolls, increased driver hiring and travel expense and some site maintenance at a few of our terminal offices. Insurance and losses increased $226,000 primarily due to one very high dollar health claim ($334,000 in this quarter) partially offset by reduced wreck repair expense ($119,000). Depreciation expense was down $360,000 as a result of down sizing our fleet and placing twenty three full service lease trucks in certain markets where we do not have maintenance shops. However, during the quarter we carried some excess equipment that we are currently in the process of selling and that negatively impacted the quarter’s results (~$100,000). Sales, general & administrative costs increased $146,000 due mainly to accruals for bonus compensation ($99,000) and higher IT and Payroll expense to support the changes we are making to our systems and the way we compensate drivers. Corporate expenses were up due mainly to non-recurring legal fees in connection with becoming a “smaller reporting company” under new SEC guidelines. Gain on sale of assets increased $759,000 due primarily to a gain of $866,000 on the sale of a prior terminal site in Ocoee, Florida that was relocated to Orlando, FL.

As a result, operating profit this quarter was $1,107,000 (which includes the $866,000 gain from land sales and a $303,000 loss on health insurance) compared to operating profit of $744,000 in the same quarter last year. Operating ratio was 96.1 this quarter versus 97.3 in the same quarter last year.

Liquidity and Capital Resources. The Company maintains its operating accounts with Wells Fargo Bank, N.A. and these accounts directly sweep overnight against the Wells Fargo revolver. As of December 31, 2018, we had no debt outstanding on this revolver, $3,043,000 letters of credit and $31,957,000 available for additional borrowings. The Company expects our fiscal year 2019 cash generation to cover the cost of our operations and all our budgeted capital expenditures.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Three months
	Ended December 31,
	2018	2017
Total cash provided by (used for):
Operating activities	$3,669	1,526
Investing activities	(2,600)	(815)
Financing activities	(634)	—
Increase in cash and cash equivalents	$435	711

Outstanding debt at the beginning of the period	—	—
Outstanding debt at the end of the period	—	—

Operating Activities - Net cash provided by operating activities (as set forth in the cash flow statement) was $3,669,000 for the three months ended December 31, 2018, compared to $1,526,000 in the same period last year. The total of net income plus depreciation and amortization and less gains on sales of property and equipment decreased $3,859,000 versus the same period last year. These changes are described above under "Comparative Results of Operations." Trade accounts receivable decreased $182,000 compared to a decrease of $893,000 in the same period last year. Deferred income tax decreased $3,021,000 in the same period last year primarily due to a reduction in income tax expense related to the enactment of the Tax Cuts and Jobs Act. Accounts Payable and Accrued Liabilities favorably impacted cash provided due to the timing of payments made in the same period last year related to equipment purchases and lower bonus payments paid during the quarter for the prior fiscal year. These changes comprise the majority of the increase in net cash provided by operating activities.

Investing Activities – Investing activities include the purchase of property and equipment, purchase and maturity of Treasury bills, any business acquisitions and proceeds from sales of property and equipment upon retirement. For the year ended December 31, 2018, we spent $2,600,000 on investing activities which included $229,000 for the purchase of plant, property and equipment net of proceeds from retirements and $5,371,000 for the purchase of Treasury bills offset by $3,000,000 in proceeds on maturities of Treasury bills. For the three months ended December 31, 2017 we spent $815,000 on equipment net of retirements.

Financing Activities – Financing activities primarily include net changes to our outstanding revolving debt and proceeds from the sale of shares of common stock through employee equity incentive plans. For the three months ended December 31, 2018, cash used in financing activities was $634,000 versus no financing activities for the three months ended December 31, 2017 due to bank overdrafts in the prior year and debt issue costs related to a revised and restated revolver credit agreement. We had no outstanding long-term debt on December 31, 2018 or December 31, 2017.

Credit Facilities - On December 28, 2018 the Company entered into a First Amendment to the 2015 Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. ("Wells Fargo"), effective December 14, 2018. The Credit Agreement modifies the Company's prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a five year revolving credit facility with a maximum facility amount of $35 million, with a separate sublimit for standby letters of credit. The credit facility limit may be increased to $50 million upon request by the Company, subject to the lender's discretion and the satisfaction of certain conditions. The interest rate under the Credit Agreement will be a maximum of 1.50% over LIBOR, which may be reduced quarterly to 1.25% or 1.0% over LIBOR if the Company meets a specified ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.144% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.1145% or 0.086% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions, affirmative financial covenants and negative covenants, including a minimum tangible net worth. As of December 31, 2018, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $20.8 million combined.

Cash Requirements - The Company currently expects its fiscal 2019 capital expenditures to be approximately $10 million for the replacement equipment which we expect to be fully funded by our cash generated from our operations. The Company does not currently pay any cash dividends on common stock

Summary and Outlook. We sold an excess parcel of land in Ocoee, FL for $1,268,000 which benefitted operating profit this quarter, increased our cash and reduced our capital employed in the transportation business. This quarter was negatively impacted by the large loss we experienced on health claims. We have implemented some recent changes, in particular to our pharamacy and wellness plans, and expect to see meaningful savings from those changes. The driver shortage and high driver turnover remains a problem for the industry. With our number of drivers in training improving over the prior several quarters, we are hopeful that our initiatives are having their desired impact on attracting new drivers. Demand for our services is still very high and we are continuing to allocate our available resources to fulfill the needs of those customers who are willing to partner with us on both pricing and efficiently managing the day to day operation of our business.

Our team did an outstanding job throughout Hurricane Michael and its aftermath and we are especially greatful for their dedication and perseverance. We are in the process of repairing the damages to the Panama City terminal and working with our insurance company to determine the insured value applicable to the losses. At this point, we do not anticipate a material negative financial impact from the damages we sustained.

We are not pleased with the bottom line operating results for this first quarter but we do see several positive trends.  Our balance sheet improved during the quarter as we increased our cash and investments since September 30, 2018 by $2,903,000, increased shareholder equity by $942,000 and remained debt free.  We have seen a sustained improvement in the number of drivers in training and are hopeful that will lead to an increase in our driver count.  There has been positive improvement in the market on pricing and there are plenty of opportunities today to increase our business levels at better rates if we can obtain additional driver capacity.  We are in the process of selling excess equipment which will reduce our depreciation, maintenance, tire and tag expense.  The recent changes we made to our pharmacy and wellness plans are expected to generate material recurring savings on our health expense. Management expects all of our IT system related upgrades to be fully implemented during the second quarter of fiscal 2019 and anticipate these changes will greatly enhance the capabilities of our field personnel and our back office staff to provide improved customer service.  We are optimistic that the strategic plan we have in place will lead to the improved operating profit we targeted for this fiscal year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the credit agreements. Under the Wells Fargo revolving credit line of credit, the applicable spread for borrowings at December 31, 2018 was 1.0% over libor. The applicable margin for such borrowings will be reduced or increased in the event that our debt to capitalization ratio as calculated under the credit agreement exceeds target levels.

Commodity Price Risk - The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a significant portion of fuel price increases from our customers in the form of fuel surcharges. The typical fuel surcharge table provides some margin contribution at higher diesel fuel prices but also results in some margin erosion at the lower diesel fuel prices. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases.

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

As of December 31, 2018, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2018, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

PATRIOT TRANSPORTATION HOLDING, INC.

Date: February 1, 2019	By	ROBERT E. SANDLIN
Robert E. Sandlin
President and Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Vice President and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller and Chief Accounting
Officer (Principal Accounting Officer)

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2018

EXHIBIT INDEX

(10.1)	First Amendment to the 2015 Credit Agreement, dated December 28,2018 and effective December 14, 2018, between Patriot Transportation Holding, Inc. and Wells Fargo Bank, N.A.
(14)	Financial Code of Ethical Conduct between the Company, Chief Executive Officers, and Financial Managers (incorporated by reference to Form 8-K filed February 2, 2015).

(31)(a)	Certification of Robert E. Sandlin.
(31)(b)	Certification of Matthew C. McNulty
(31)(c)	Certification of John D. Klopfenstein.

(32)	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
23