Form 10-Q
period 2019-03-31
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2019-05-13
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2019.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	March 31, 2019
Common Stock	3,347,329

1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2019

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	September 30,
Assets	2019	2018
Current assets:
Cash and cash equivalents	$222	1
Treasury bills available for sale	18,863	17,298
Accounts receivable (net of allowance for
doubtful accounts of $154 and $153, respectively)	8,390	7,866
Federal and state taxes receivable	163	547
Inventory of parts and supplies	907	895
Prepaid tires on equipment	1,666	1,746
Prepaid taxes and licenses	338	609
Prepaid insurance	2,115	2,348
Prepaid expenses, other	187	134
Total current assets	32,851	31,444

Property and equipment, at cost	93,044	94,710
Less accumulated depreciation	59,414	60,799
Net property and equipment	33,630	33,911

Goodwill	3,431	3,431
Intangible assets, net	778	855
Other assets, net	190	176
Total assets	$70,880	69,817

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,397	3,271
Bank overdraft	—	625
Accrued payroll and benefits	3,764	3,963
Accrued insurance	2,169	1,896
Accrued liabilities, other	231	408
Total current liabilities	9,561	10,163

Deferred income taxes	5,950	5,940
Accrued insurance	204	204
Other liabilities	1,099	1,104
Total liabilities	16,814	17,411
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, 5,000,000 shares authorized,
of which 250,000 shares are designated Series A
Junior Participating Preferred Stock; $0.01 par
value; none issued and outstanding	—	—
Common stock, $.10 par value; (25,000,000 shares
authorized; 3,347,329 and 3,328,466 shares issued
and outstanding, respectively)	335	333
Capital in excess of par value	37,909	37,436
Retained earnings	15,645	14,472
Accumulated other comprehensive income, net	177	165
Total shareholders’ equity	54,066	52,406
Total liabilities and shareholders’ equity	$70,880	69,817

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,		MARCH 31,
	2019	2018	2019	2018
Revenues:
Transportation revenues	$24,537	25,376	$49,517	50,946
Fuel surcharges	2,471	2,603	5,545	4,934
Total revenues	27,008	27,979	55,062	55,880

Cost of operations:
Compensation and benefits	11,852	12,043	23,890	23,916
Fuel expenses	4,004	4,304	8,280	8,426
Repairs & tires	2,006	1,685	3,671	3,258
Other operating	1,189	1,063	2,321	2,106
Insurance and losses	2,002	3,169	4,944	5,885
Depreciation expense	1,976	2,223	3,946	4,553
Rents, tags & utilities	891	887	1,738	1,742
Sales, general & administrative	2,561	2,442	5,029	4,764
Corporate expenses	867	790	1,399	1,277
Gain on disposition of PP&E	(633)	(335)	(1,556)	(499)
Total cost of operations	26,715	28,271	53,662	55,428

Total operating profit (loss)	293	(292)	1,400	452

Interest income and other	113	31	214	33
Interest expense	(7)	(9)	(17)	(19)

Income (loss) before income taxes	399	(270)	1,597	466
Provision for (benefit from) income taxes	110	(82)	424	(2,938)

Net income (Loss)	$289	(188)	$1,173	3,404

Unrealized investment gains, net	10	—	12	—
Tax reform gain on retiree health	—	—	—	32

Comprehensive income (loss)	$299	(188)	$1,185	3,436

Earnings per common share:
Net Income (loss) -
Basic	$0.09	(0.06)	0.35	1.03
Diluted	$0.09	(0.06)	0.35	1.03

Number of shares (in thousands) used in computing:
-basic earnings per common share	3,342	3,316	3,335	3,310
-diluted earnings per common share	3,343	3,316	3,336	3,311

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2019 AND 2018

(In thousands)

(Unaudited)

	Six months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$1,173	3,404
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,243	4,925
Deferred income taxes	10	(3,629)
Gain on asset dispositions	(1,556)	(499)
Stock-based compensation	475	478
Net changes in operating assets and liabilities:
Accounts receivable	(524)	548
Inventory of parts and supplies	(12)	(54)
Prepaid expenses	531	47
Other assets	(199)	38
Accounts payable and accrued liabilities	23	(2,380)
Income taxes payable and receivable	384	612
Long-term insurance liabilities and other long-term
Liabilities	(5)	2
Net cash provided by operating activities	4,543	3,492

Cash flows from investing activities:
Purchase of property and equipment	(4,702)	(1,812)
Purchase of Treasury bills	(8,361)	—
Maturities of Treasury bills	7,000	—
Proceeds from the sale of property, plant and equipment	2,375	1,093
Net cash used in investing activities	(3,688)	(719)

Cash flows from financing activities:
Decrease in bank overdrafts	(625)	—
Debt issue costs	(9)	—
Net cash used in financing activities	(634)	—

Net increase in cash and cash equivalents	221	2,773
Cash and cash equivalents at beginning of period	1	11,289
Cash and cash equivalents at end of the period	$222	14,062

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

(1) Description of Business and Basis of Presentation.

Description of Business

Company’s Business. The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customer’s products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 86% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customer’s fuel storage tanks for ultimate sale to the retail consumer. The remaining 14% of our business consists of hauling our customer’s dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of March 31, 2019, we employed 541 revenue-producing drivers who operated our fleet of 370 company tractors (excluding 9 being placed in service and 8 being prepared for sale), 20 owner operators and 528 trailers from our 20 terminals and 6 satellite locations in Florida, Georgia, Alabama, North Carolina and Tennessee.

Basis of Presentation

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2018.

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

(3) Related Party Agreements. The Company provides FRP Holdings, Inc. (FRP) certain services including the services of certain shared executive officers. FRP may be considered a related party due to common significant shareholder ownership and shared common officers. A written agreement exists outlining the terms of such services and the boards of the respective companies amended and extended this agreement for one year effective October 1, 2018.

The consolidated statements of income reflect charges and/or allocation to FRP Holdings, Inc. for these services of $301,000 and $358,000 for the three months ended March 31, 2019 and 2018, and $723,000 and $710,000 for the six months ended March 31, 2019 and 2018, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as a reduction to corporate expenses.

We employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(4) Long-Term debt. The Company had no long-term debt outstanding at March 31, 2019 and September 30, 2018. On December 28, 2018 the Company entered into a First Amendment to the 2015 Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. ("Wells Fargo"), effective December 14, 2018. The Credit Agreement modifies the Company's prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a five year revolving credit facility with a maximum facility amount of $35 million, with a separate sublimit for standby letters of credit. The credit facility limit may be increased to $50 million upon request by the Company, subject to the lender's discretion and the satisfaction of certain conditions. The interest rate under the Credit Agreement will be a maximum of 1.50% over LIBOR, which may be reduced quarterly to 1.25% or 1.0% over LIBOR if the Company meets a specified ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.144% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.1145% or 0.086% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants. As of March 31, 2019, we had no outstanding debt borrowed on this revolver, $3,043,000 in commitments under letters of credit and $31,957,000 available for additional borrowings. The letter of credit fee is 1% and the applicable interest rate would have been 3.498% on March 31, 2019. This credit agreement contains certain conditions, affirmative financial covenants and negative covenants including a minimum tangible net worth. The Company was in compliance with all of its loan covenants as of March 31, 2019.

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

The following details the computations of the basic and diluted earnings per common share (dollars and shares in thousands, except per share amounts):

	Three Months ended		Six months ended
	March 31,		March 31,
	2019	2018	2019	2018
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	3,342	3,316	3,335	3,310

Common shares issuable under
share based payment plans
which are potentially dilutive	1	-	1	1

Common shares used for diluted
earnings per common share	3,343	3,316	3,336	3,311

Net income (loss)	$289	(188)	1,173	3,404

Earnings (loss) per common share:
-basic	$0.09	(0.06)	0.35	1.03
-diluted	$0.09	(0.06)	0.35	1.03

For the three and six months ended March 31, 2019, 181,983 and 175,373 shares attributable to outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended March 31, 2018, 159,398 and 168,519 shares attributable to outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

Patriot Incentive Stock Plan

In January, 2015 the Board of Directors of the Company adopted the Patriot Transportation Holding, Inc. Incentive Stock Plan. Grants were issued based upon all outstanding FRP options held by company directors, officers and key employees on January 30, 2015 with the same remaining terms. The number of common shares available for future issuance was 11,043 at March 31, 2019.

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

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Six months ended
	March 31,		March 31,
	2019	2018	2019	2018
Stock option grants	$57	55	112	110
Annual director stock award	363	368	363	368
	$420	423	475	478

A summary of Company stock options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at
October 1, 2018	173,095	$21.49	6.3	$1,398
Granted	29,920	20.10		240
Outstanding at
March 31, 2019	203,015	$21.28	6.4	$1,638
Exercisable at
March 31, 2019	118,084	$21.97	4.8	$961
Vested during
six months ended
March 31, 2019	19,724			$174

The aggregate intrinsic value of exercisable Company options was $22,000 and the aggregate intrinsic value of all outstanding in-the-money options was $42,000 based on the Company’s market closing price of $18.80 on March 29, 2019 less exercise prices.

The realized tax benefit from option exercises during the first six months of fiscal 2019 was $28,000 which pertained to FRP options exercised that were granted to persons employed by Patriot. The unrecognized compensation expense of Patriot options granted as of March 31, 2019 was $602,000, which is expected to be recognized over a weighted-average period of 3.5 years.

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

During the six months ending March 31, 2019, the Company invested in treasury bills with maturities at time of purchase of 3 months to 1 year. The unrealized gains on these investments of $12,000 was recorded as part of comprehensive income and was based on the market value (Level 1). The amortized cost of the investments was $18,860,000 and the carrying amount and fair value was $18,863,000 as of March 31, 2019.

At March 31, 2019 and September 30, 2018, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other financial instruments approximate their fair value based upon the short-term nature of these items.

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

Customers: During the first six months of fiscal 2019, the Company’s ten largest customers accounted for approximately 62.8% of our revenue and one of these customers accounted for 18.5% of our revenue. Accounts receivable from the ten largest customers was $5,353,000 and $4,875,000 at March 31, 2019 and September 30, 2018 respectively. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income.

Deposits: Cash and cash equivalents are comprised of cash at Wells Fargo Bank, N.A.  The balances may exceed FDIC limits.

(10) Unusual or Infrequent Items Impacting Quarterly Results.

First quarter 2019 net income included $634,000, or $.19 per share, from gains on real estate sales. Second quarter 2019 net income included $179,000 or $.05 per share, from a gain of $247,000 on the insurance settlement for hurricane damages and losses sustained at our Panama City, Florida location in this year’s first quarter.

First quarter 2018 net income included $3,041,000, or $.92 per share, due to a deferred tax benefit resulting from revaluing the company’s net deferred tax liabilities per the Tax Cuts and Jobs Act of 2017. As the Company has a September 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 24.28% for our fiscal year ending September 30, 2018, and 21% for subsequent fiscal years. The effective tax rate including the effect of state income taxes, but not including excess tax benefits from stock option exercises, decreased from 39.5% to 30.5% for fiscal 2018 and is projected to be 27.5% for subsequent years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial information and related notes that appear in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customer’s products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 86% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customer’s fuel storage tanks for ultimate sale to the retail consumer. The remaining 14% of our business consists of hauling our customer’s dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of March 31, 2019, we employed 541 revenue-producing drivers who operated our fleet of 370 company tractors (excluding 9 being placed in service and 8 being prepared for sale), 20 owner operators and 528 trailers from our 20 terminals and 6 satellite locations in Florida, Georgia, Alabama, North Carolina and Tennessee. We experience increased seasonal demand in Florida in the spring and in most of our other locations during the summer months.

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

There are several opportunities available today in our markets that will allow us to execute on our strategy so long as we can find, hire and retain qualified drivers to meet the demands of these opportunities. We believe the tighter driver market has and will continue to provide us with opportunities to capture new business. As these opportunities arise, we are willing to let certain lower priced business go in this environment to grow our business with customers willing to pay for our reliability and superior customer service.

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
14

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

ITEM	Six Months 2019 vs. 2018
Total Revenue	Down 1.5%
Transportation Revenue	Down 2.8%
Revenue Miles	Down 1.9%
PAFR	Improved from 2.15 to 1.92
Operating Ratio	Improved from 99.2% to 97.5%
Driver Turnover Rate	Increased from 60.6% to 72.6%
Avg. Driver Count incl. owner operators	Down 7.7%

Highlights of the Second quarter of Fiscal 2019

•	The Company reported net income of $289,000, or $.09 per share, compared to a net loss of ($188,000), or ($.06) per share, in the same quarter last year.
•	Transportation revenues (excludes fuel surcharges) were down $839,000 on 379,000 fewer miles due primarily to one of our customers moving into one of our markets with their private fleet and the closure of our Spartanburg satellite location.
•	Insurance and losses decreased $1,167,000 primarily due to settlement of prior year liability claims for less than the actuarial estimates and lower health claims.

Comparative Results of Operations for the Three Months ended March 31, 2019 and 2018

	Three months ended March 31
(dollars in thousands)	2019	%	2018	%

Revenue miles (in thousands)	8,975		9,354

Revenues:
Transportation revenue	$24,537	90.9%	25,376	90.7%
Fuel surcharges	2,471	9.1%	2,603	9.3%
Total Revenues	27,008	100.0%	27,979	100.0%

Cost of operations:
Compensation and benefits	11,852	43.9%	12,043	43.0%
Fuel expenses	4,004	14.8%	4,304	15.4%
Repairs & tires	2,006	7.4%	1,685	6.0%
Other operating	1,189	4.4%	1,063	3.8%
Insurance and losses	2,002	7.4%	3,169	11.3%
Depreciation expense	1,976	7.3%	2,223	8.0%
Rents, tags & utilities	891	3.3%	887	3.2%
Sales, general & administrative	2,561	9.5%	2,442	8.7%
Corporate expenses	867	3.2%	790	2.8%
Gain on disposition of PP&E	(633)	-2.3%	(335)	-1.2%
Total cost of operations	26,715	98.9%	28,271	101.0%

Total operating profit (loss)	$293	1.1%	(292)	-1.0%

Total revenues for the quarter were $27,008,000, down $971,000 from the same quarter last year. Transportation revenues (excludes fuel surcharges) were $24,537,000, down $839,000 due to a decrease of 379,000 miles over the same quarter last year. The decrease in miles was due primarily to one of our customes moving into one of our markets with their private fleet and the closure of our Spartanburg sattelite location. Despite an average longer haul length, transportation revenue per mile was up $.02 due to increased freight rates. Fuel surcharge revenue was $2,471,000, down $132,000 from the same quarter last year.

Compensation and benefits decreased $191,000 mainly due to lower company miles and lower payroll taxes partially offset by higher owner operator pay (the average owner operator count increased by 6 versus the same quarter last year). Fuel expenses decreased $300,000 due primarily to lower company miles. Repair and tire expense increased $321,000 due to several high dollar repairs and the expensing of prepaid tires as we purchased more tractors in this quarter versus the same quarter last year. Other operating expenses were up $126,000 due to increased tolls, driver hiring and driver travel expense. Insurance and losses decreased $1,167,000 primarily due to settlement of prior year liability claims for less than the actuarial estimates and lower health claims. Depreciation expense was down $247,000 as a result of down sizing our fleet and placing twenty three full service lease trucks in certain markets where we do not have maintenance shops. Sales, general & administrative costs increased $119,000 due mainly to increased driver recruiting efforts, higher IT expense (on-going system upgrades) and higher payroll expense (to support changes to driver pay). Gain on disposition of assets increased $298,000 to $633,000 this quarter due primarily to a gain of $247,000 on the insurance settlement for hurricane damages and losses sustained at our Panama City, Florida location in this year’s first quarter.

As a result, operating profit this quarter was $293,000 compared to an operating loss of ($292,000) in the same quarter last year. Operating ratio was 98.9 this quarter versus 101.0 in the same quarter last year.

Comparative Results of Operations for the Six Months ended March 31, 2019 and 2018

	Six months ended March 31
(dollars in thousands)	2019	%	2018	%

Revenue miles (in thousands)	18,252		18,606

Revenues:
Transportation revenue	$49,517	89.9%	50,946	91.2%
Fuel surcharges	5,545	10.1%	4,934	8.8%
Total Revenues	55,062	100.0%	55,880	100.0%

Cost of operations:
Compensation and benefits	23,890	43.4%	23,916	42.8%
Fuel expenses	8,280	15.0%	8,426	15.1%
Repairs & tires	3,671	6.7%	3,258	5.8%
Other operating	2,321	4.2%	2,106	3.8%
Insurance and losses	4,944	9.0%	5,885	10.5%
Depreciation expense	3,946	7.2%	4,553	8.2%
Rents, tags & utilities	1,738	3.2%	1,742	3.1%
Sales, general & administrative	5,029	9.1%	4,764	8.5%
Corporate expenses	1,399	2.5%	1,277	2.3%
Gain on disposition of PP&E	(1,556)	-2.8%	(499)	-0.9%
Total cost of operations	53,662	97.5%	55,428	99.2%

Total operating profit	$1,400	2.5%	452	.8%

The Company reported net income of $1,173,000, or $.35 per share, compared to net income of $3,404,000, or $1.03 per share in the same period last year. The first six months of 2018 net income included $3,041,000, or $.92 per share, due to a deferred tax benefit resulting from revaluing the company’s net deferred tax liabilities per the Tax Cuts and Jobs Act of 2017. The first six months of 2019 net income included $634,000, or $.19 per share, from gains on real estate sales.

Total revenues for the first six months were $55,062,000, down $818,000 from the same period last year. Transportation revenues (excludes fuel surcharges) were $49,517,000, down $1,429,000. Miles declined by 354,000 to 18,252,000 versus 18,606,000 in the same period last year.

Net fuel expense (i.e. gross fuel expenses less fuel surcharges) decreased by $757,000 due to fewer miles driven and higher fuel surcharges in the early part of the period. Repair and tire expense increased $413,000 due to several high dollar repairs and the expensing of prepaid tires as we purchased more tractors and trailers in this period versus the same period last year. Other operating expenses were up $215,000 due to increased tolls, driver hiring and driver travel expense. Insurance and losses were down $941,000 due to lower claims. Depreciation expense was down $607,000 as we sold excess equipment to right size our fleet. Sales, general & administrative costs increased $265,000 due mainly to increased driver recruiting efforts, higher IT expense (on-going system upgrades) and higher payroll expense (to support changes to driver pay). Gain on disposition of assets increased $1,057,000 due primarily to a gain of $866,000 on the sale of a prior terminal site in Ocoee, Florida and a gain of $247,000 on the insurance settlement for hurricane damages and losses sustained at our Panama City, Florida location.

As a result, operating profit was $1,400,000 compared to $452,000 in the same period last year. Operating ratio was 97.5 versus a 99.2 last year.

Liquidity and Capital Resources. The Company maintains its operating accounts with Wells Fargo Bank, N.A. and these accounts directly sweep overnight against the Wells Fargo revolver. As of March 31, 2019, we had no debt outstanding on this revolver, $3,043,000 letters of credit and $31,957,000 available for additional borrowings. The Company expects our fiscal year 2019 cash generation to cover the cost of our operations and all our budgeted capital expenditures.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Six months
	Ended March 31,
	2019	2018
Total cash provided by (used for):
Operating activities	$4,543	3,492
Investing activities	(3,688)	(719)
Financing activities	(634)	—
Increase in cash and cash equivalents	$221	2,773

Outstanding debt at the beginning of the period	—	—
Outstanding debt at the end of the period	—	—

Operating Activities - Net cash provided by operating activities (as set forth in the cash flow statement) was $4,543,000 for the six months ended March 31, 2019, compared to $3,492,000 in the same period last year. The total of net income plus depreciation and amortization and less gains on sales of property and equipment decreased $3,970,000 versus the same period last year. These changes are described above under "Comparative Results of Operations." Trade accounts receivable increased $524,000 compared to a decrease of $548,000 in the same period last year. Deferred income tax decreased $3,629,000 in the same period last year primarily due to a reduction in income tax expense related to the enactment of the Tax Cuts and Jobs Act. Accounts Payable and Accrued Liabilities decreased $2,380,000 in the same period last year due to the timing of payments related to equipment purchases and lower bonus payments paid during the quarter for the prior fiscal year. These changes comprise the majority of the increase in net cash provided by operating activities.

Investing Activities – Investing activities include the purchase of property and equipment, purchase and maturity of Treasury bills, any business acquisitions and proceeds from sales of property and equipment upon retirement. For the six months ended March 31, 2019, we spent $3,688,000 on investing activities which included $4,702,000 for the purchase of plant, property and equipment net of proceeds from retirements and $8,361,000 for the purchase of Treasury bills offset by $7,000,000 in proceeds on maturities of Treasury bills. For the six months ended March 31, 2018 we spent $719,000 on equipment net of retirements.

Financing Activities – Financing activities primarily include net changes to our outstanding revolving debt and proceeds from the sale of shares of common stock through employee equity incentive plans. For the six months ended March 31, 2019, cash used in financing activities was $634,000 versus no financing activities for the six months ended March 31, 2018 due to bank overdrafts in the prior year and debt issue costs related to a revised and restated revolver credit agreement. We had no outstanding long-term debt on March 31, 2019 or March 31, 2018.

Credit Facilities - On December 28, 2018 the Company entered into a First Amendment to the 2015 Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. ("Wells Fargo"), effective December 14, 2018. The Credit Agreement modifies the Company's prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a five year revolving credit facility with a maximum facility amount of $35 million, with a separate sublimit for standby letters of credit. The credit facility limit may be increased to $50 million upon request by the Company, subject to the lender's discretion and the satisfaction of certain conditions. The interest rate under the Credit Agreement will be a maximum of 1.50% over LIBOR, which may be reduced quarterly to 1.25% or 1.0% over LIBOR if the Company meets a specified ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.144% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.1145% or 0.086% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions, affirmative financial covenants and negative covenants, including a minimum tangible net worth. As of March 31, 2019, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $21.6 million combined.

Cash Requirements - The Company currently expects its fiscal 2019 capital expenditures to be approximately $10 million for the replacement equipment which we expect to be fully funded by our cash generated from our operations. The Company does not currently pay any cash dividends on common stock

Summary and Outlook. Our balance sheet remains solid with $19,000,000 of cash and investments and zero debt.  This quarter was negatively impacted by the decrease in transportation revenue on the lower revenue miles but we are having success adding business in certain markets. One of our primary focuses, together with driver retention, is improving our freight rates. The past few years, the rate environment has been difficult but recently we have seen positive improvement in the market as customers are finding it more difficult to get their freight delivered. With improved numbers of drivers in training, the other key focus today is retention. Our turnover year to date has increased slightly over fiscal 2018. However, we did see a meaningful improvement to driver turnover in the month of March. Our new driver advocate position is still in its infancy but so far, the feedback has been very positive. The decrease in equipment is producing significant recurring savings as are the recent changes we made to our pharmacy and wellness plans. We will continue to pursue relationships with those customers who are willing to properly compensate us for the safe, reliable service we provide, particularly during this severe driver shortage. We are optimistic that the strategic plan we have in place will lead to improved operating profits.

The company owns a 25-acre parcel of land in Tampa, Florida where we maintain our terminal facility on approximately 5 acres of the property. The property is not currently being used for its highest and best use and we intend to sell the property and relocate our Tampa terminal to a more suitable location. During the quarter, we filed all the required applications and plans to the City of Tampa for approval of a commercial mixed-use master site plan for the property. We anticipate obtaining all those approvals over the next few months and being in a position to market a fully entitled site later this year.

Subsequent Event. On Monday, April 22nd, 2019 the Company announced plans to exit the Charlotte, NC petroleum hauling market. Our intentions are to continue hauling petroleum products on a transitory basis for our current customers through May 22, 2019. Charlotte has continually proven to be a very difficult driver hiring and retention market coupled with a customer rate structure that does not afford Patriot Transportation the opportunity to make an acceptable return on our capital. We believe we will be able to retain some of our Charlotte drivers to run a new dry bulk opportunity that will be managed from another one of our terminals. Any excess equipment remaining after the closure will be sold. The closure will result in the loss of approximately $2.5 M of revenue (prior to the addition of the dry bulk opportunity) and a slight improvement to the Company’s operating profit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the credit agreements. Under the Wells Fargo revolving credit line of credit, the applicable spread for borrowings at March 31, 2019 was 1.0% over LIBOR. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the credit agreement exceeds certain thresholds.

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

As of March 31, 2019, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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
22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT TRANSPORTATION HOLDING, INC.

Date: May 13, 2019	By	ROBERT E. SANDLIN
Robert E. Sandlin
President and Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Vice President, Secretary and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller, Treasurer and Chief Accounting
Officer (Principal Accounting Officer)

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

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