Form 10-Q
period 2019-06-30
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2019-08-14
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________________

FORM 10-Q
_________________

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019.

or

☐
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	June 30, 2019
Common Stock	3,347,329

PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2019

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
        (Unaudited)

	June 30,	September 30,
Assets	2019	2018
Current assets:
Cash and cash equivalents	$6,020	1
Treasury bills available for sale	14,430	17,298
Accounts receivable (net of allowance for
doubtful accounts of $165 and $153, respectively)	7,472	7,866
Federal and state taxes receivable	117	547
Inventory of parts and supplies	944	895
Prepaid tires on equipment	1,666	1,746
Prepaid taxes and licenses	196	609
Prepaid insurance	1,994	2,348
Prepaid expenses, other	373	134
Total current assets	33,212	31,444

Property and equipment, at cost	93,729	94,710
Less accumulated depreciation	59,678	60,799
Net property and equipment	34,051	33,911

Goodwill	3,431	3,431
Intangible assets, net	740	855
Other assets, net	171	176
Total assets	$71,605	69,817

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,221	3,271
Bank overdraft	—	625
Accrued payroll and benefits	3,892	3,963
Accrued insurance	2,339	1,896
Accrued liabilities, other	310	408
Total current liabilities	9,762	10,163

Deferred income taxes	6,017	5,940
Accrued insurance	204	204
Other liabilities	1,096	1,104
Total liabilities	17,079	17,411
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, 5,000,000 shares authorized, of which 250,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock, $.10 par value; (25,000,000 shares authorized; 3,347,329 and 3,328,466 shares issued and outstanding, respectively)	335	333
Capital in excess of par value	37,966	37,436
Retained earnings	16,041	14,472
Accumulated other comprehensive income, net	184	165
Total shareholders’ equity	54,526	52,406
Total liabilities and shareholders’ equity	$71,605	69,817

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2019	2018	2019	2018
Revenues:
Transportation revenues	$24,907	26,445	$74,424	77,391
Fuel surcharges	2,619	2,959	8,164	7,893
Total revenues	27,526	29,404	82,588	85,284

Cost of operations:
Compensation and benefits	11,985	12,132	35,875	36,048
Fuel expenses	3,988	4,623	12,268	13,049
Repairs & tires	1,901	1,817	5,572	5,075
Other operating	1,189	1,247	3,510	3,353
Insurance and losses	2,211	2,614	7,155	8,499
Depreciation expense	1,976	2,137	5,922	6,690
Rents, tags & utilities	833	792	2,571	2,534
Sales, general & administrative	2,479	2,465	7,508	7,229
Corporate expenses	426	399	1,825	1,676
Loss (gain) on disposition of PP&E	115	(175)	(1,441)	(674)
Total cost of operations	27,103	28,051	80,765	83,479

Total operating profit	423	1,353	1,823	1,805

Interest income and other	116	64	330	97
Interest expense	(8)	(10)	(25)	(29)

Income before income taxes	531	1,407	2,128	1,873
Provision for (benefit from) income taxes	135	321	559	(2,617)

Net income	$396	1,086	$1,569	4,490

Unrealized investment gains, net	7	—	19	—
Tax reform gain on retiree health	—	—	—	32

Comprehensive income	$403	1,086	$1,588	4,522

Earnings per common share:
Net Income -
Basic	$0.12	0.33	.47	1.35
Diluted	$0.12	0.33	.47	1.35

Number of shares (in thousands) used in computing:
-basic earnings per common share	3,347	3,324	3,339	3,315
-diluted earnings per common share	3,348	3,328	3,340	3,316

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
     NINE MONTHS ENDED JUNE 30, 2019 AND 2018
(In thousands)
(Unaudited)

	Nine months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$1,569	4,490
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	6,373	7,226
Deferred income taxes	77	(3,950)
Gain on asset dispositions	(1,441)	(687)
Stock-based compensation	532	534
Net changes in operating assets and liabilities:
Accounts receivable	394	440
Inventory of parts and supplies	(49)	(24)
Prepaid expenses	608	(254)
Other assets	(292)	38
Accounts payable and accrued liabilities	224	(1,983)
Income taxes payable and receivable	430	718
Long-term insurance liabilities and other long-term
Liabilities	(8)	—
Net cash provided by operating activities	8,417	6,548

Cash flows from investing activities:
Purchase of property and equipment	(7,603)	(2,269)
Purchase of Treasury bills	(14,810)	—
Maturities of Treasury bills	18,000	—
Proceeds from the sale of property, plant and equipment	2,649	1,338
Net cash used in investing activities	(1,764)	(931)

Cash flows from financing activities:
Decrease in bank overdrafts	(625)	—
Debt issue costs	(9)	—
Proceeds from exercise of employee stock options	—	126
Net cash (used in) provided by financing activities	(634)	126

Net increase in cash and cash equivalents	6,019	5,743
Cash and cash equivalents at beginning of period	1	11,289
Cash and cash equivalents at end of the period	$6,020	17,032

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

(1) Description of Business and Basis of Presentation.

Description of Business

Company’s Business. The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customer’s products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 86% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customer’s fuel storage tanks for ultimate sale to the retail consumer. The remaining 14% of our business consists of hauling our customer’s dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of June 30, 2019, we employed 527 revenue-producing drivers who operated our fleet of 369 company tractors (excluding 21 being placed in service and 24 being prepared for sale), 22 owner operators and 518 trailers from our 19 terminals and 6 satellite locations in Florida, Georgia, Alabama, North Carolina and Tennessee.

Basis of Presentation

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2018.

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

(3) Related Party Agreements. The Company provides FRP Holdings, Inc. (FRP) certain services including the services of certain shared executive officers. FRP may be considered a related party due to common significant shareholder ownership and shared common officers. A written agreement exists outlining the terms of such services and the boards of the respective companies amended and extended this agreement for one year effective April 1, 2019.

The consolidated statements of income reflect charges and/or allocation to FRP Holdings, Inc. for these services of $328,000 and $371,000 for the three months ended June 30, 2019 and 2018, and $1,051,000 and $1,081,000 for the nine months ended June 30, 2019 and 2018, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as a reduction to corporate expenses.

We employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(4) Long-Term debt. The Company had no long-term debt outstanding at June 30, 2019 and September 30, 2018. On December 28, 2018 the Company entered into a First Amendment to the 2015 Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. ("Wells Fargo"), effective December 14, 2018. The Credit Agreement modifies the Company's prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a five year revolving credit facility with a maximum facility amount of $35 million, with a separate sublimit for standby letters of credit. The credit facility limit may be increased to $50 million upon request by the Company, subject to the lender's discretion and the satisfaction of certain conditions. The interest rate under the Credit Agreement will be a maximum of 1.50% over LIBOR, which may be reduced quarterly to 1.25% or 1.0% over LIBOR if the Company meets a specified ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.144% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.1145% or 0.086% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants. As of June 30, 2019, we had no outstanding debt borrowed on this revolver, $3,043,000 in commitments under letters of credit and $31,957,000 available for additional borrowings. The letter of credit fee is 1% and the applicable interest rate would have been 3.402% on June 30, 2019. This credit agreement contains certain conditions, affirmative financial covenants and negative covenants including a minimum tangible net worth. The Company was in compliance with all of its loan covenants as of June 30, 2019.

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

The following details the computations of the basic and diluted earnings per common share (dollars and shares in thousands, except per share amounts):

	Three Months ended		Nine months ended
	June 30,		June 30,
	2019	2018	2019	2018
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	3,347	3,324	3,339	3,315

Common shares issuable under
share based payment plans
which are potentially dilutive	1	4	1	1

Common shares used for diluted
earnings per common share	3,348	3,328	3,340	3,316

Net income	$396	1,086	1,569	4,490

Earnings per common share:
-basic	$0.12	0.33	0.47	1.35
-diluted	$0.12	0.33	0.47	1.35

For the three and nine months ended June 30, 2019, 181,983 and 185,983 shares attributable to outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended June 30, 2018, 139,688 and 158,718 shares attributable to outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

(6) Stock-Based Compensation Plans.

Participation in FRP Plans
Prior to the Company’s spin-off from FRP Holdings, Inc. (FRP) in January 2015, the Company's directors, officers and key employees previously were eligible to participate in FRP's 2000 Stock Option Plan and the 2006 Stock Option Plan under which options for shares of common stock were granted to directors, officers and key employees.

Post Spin-Off Patriot Incentive Stock Plan
As part of the spin-off transaction, the Board of Directors of the Company adopted the Patriot Transportation Holding, Inc. Incentive Stock Plan (“Patriot Plan”) in January, 2015. In exchange for all outstanding FRP options held on January 30, 2015, existing Company directors, officers and key employees holding option grants in the FRP Stock Option Plan(s) were issued new grants in the Patriot and FRP Plans based upon the relative value of Patriot and FRP immediately following the completion of the spin-off with the same remaining terms. All related compensation expense has been allocated to the Company (rather than FRP) and included in corporate expenses. The number of common shares available for future issuance in the Patriot Plan was 271,043 at June 30, 2019.

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

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Nine months ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock option grants	$57	56	169	166
Annual director stock award	—	—	363	368
	$57	56	532	534

A summary of Company stock options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at
October 1, 2018	173,095	$21.49	6.3	$1,398
Granted	29,920	20.10		240
Forfeited	(10,000)	18.24		(76)
Outstanding at
June 30, 2019	193,015	$21.44	6.5	$1,562
Exercisable at
June 30, 2019	108,084	$22.32	5.0	$885
Vested during
nine months ended
June 30, 2019	19,724			$174

The aggregate intrinsic value of exercisable Company options was $3,000 and the aggregate intrinsic value of all outstanding in-the-money options was $3,000 based on the Company’s market closing price of $16.97 on June 28, 2019 less exercise prices.

The realized tax benefit from option exercises during the first nine months of fiscal 2019 was $52,000 which pertained to FRP options exercised that were granted to persons employed by Patriot. The unrecognized compensation expense of Patriot options granted as of June 30, 2019 was $551,000, which is expected to be recognized over a weighted-average period of 3.3 years.

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

During the nine months ending June 30, 2019, the Company invested in treasury bills with maturities at time of purchase of 3 months to 1 year. The unrealized gains on these investments of $19,000 was recorded as part of comprehensive income and was based on the market value (Level 1). The amortized cost of the investments was $14,417,000 and the carrying amount and fair value was $14,430,000 as of June 30, 2019.

At June 30, 2019 and September 30, 2018, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other financial instruments approximate their fair value based upon the short-term nature of these items.

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

Customers: During the first nine months of fiscal 2019, the Company’s ten largest customers accounted for approximately 63.1% of our revenue and one of these customers accounted for 18.9% of our revenue. Accounts receivable from the ten largest customers was $4,877,000 and $4,875,000 at June 30, 2019 and September 30, 2018 respectively. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income.

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

Overview

The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customer’s products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 86% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customer’s fuel storage tanks for ultimate sale to the retail consumer. The remaining 14% of our business consists of hauling our customer’s dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of June 30, 2019, we employed 527 revenue-producing drivers who operated our fleet of 369 company tractors (excluding 21 being placed in service and 24 being prepared for sale), 22 owner operators and 518 trailers from our 19 terminals and 6 satellite locations in Florida, Georgia, Alabama, North Carolina and Tennessee. We experience increased seasonal demand in Florida in the spring and in most of our other locations during the summer months.

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
●
Compensation and Benefits - Wages and employee benefits for our drivers and terminal support personnel is the largest component of our operating costs. These costs are impacted by such factors as miles driven, driver pay increases, driver turnover and training costs and additional driver pay due to temporary out-of-town deployments to serve new business;
●
Fuel Expenses - Our fuel expenses will vary depending on miles driven as well as such factors as fuel prices (which can be highly volatile), the fuel efficiency of our fleet and the average haul length;
●
Repairs and Tires – This category consists of vehicle maintenance and repairs (excluding shop personnel) and tire expense (including amortization of tire cost and road repairs). These expenses will vary based on such factors as miles driven, the age of our fleet, and tire prices.
●
Other Operating Expenses – This category consists of tolls, hiring costs, out-of-town driver travel cost, terminal facility maintenance and other operating expenses. These expenses will vary based on such factors as, driver availability and out-of-town driver travel requirements, business growth and inflation among others;

●
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
●
Depreciation Expense – Depreciation expense consists of the depreciation of the cost of fixed assets such as tractors and trailers over the life assigned to those assets. The amount of depreciation expense is impacted by equipment prices and the timing of new equipment purchases. We expect the cost of new tractors and trailers to continue to increase, impacting our future depreciation expense;
●
Rents, Tags and Utilities Expenses – This category consists of rents payable on leased facilities and leased equipment, federal highway use taxes, vehicle registrations, license and permit fees and personal property taxes assessed against our equipment, communications, utilities and real estate taxes;
●
Sales, General and Administrative Expenses - This category consists of the wages, bonus accruals, benefits, travel, vehicle and office costs for our administrative personnel as well as professional fees and amortization charges for intangible assets purchased in acquisitions of other businesses;
●
Corporate Expenses – Corporate expenses consist of wages, bonus accruals, insurance and other benefits, travel, vehicle and office costs for corporate executives, director fees, stock option expense and aircraft expense;
●
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

To measure our performance, management focuses primarily on transportation revenue growth, revenue miles, our preventable accident frequency rate (“PAFR”), our operating ratio (defined as our operating expenses as a percentage of our operating revenue), turnover rate (excluding drivers related to Charlotte closure) and average driver count (defined as average number of revenue producing drivers including owner operators (O.O.) under employment over the specified time period) as compared to the same period in the prior year.

ITEM	Nine Months 2019 vs. 2018
Total Revenue	Down 3.2%
Transportation Revenue	Down 3.8%
Revenue Miles	Down 4.3%
PAFR	Improved from 2.01 to 1.91
Operating Ratio	Improved from 97.9% to 97.8%
Driver Turnover Rate	Increased from 67.7% to 72.9%
Avg. Driver Count incl. owner operators	Down 7.3%

Highlights of the Third quarter of Fiscal 2019

●
The Company reported net income of $396,000, or $.12 per share, compared to $1,086,000, or $.33 per share, in the same quarter last year.

●
Transportation revenues (excludes fuel surcharges) were down $1,538,000 on 865,000 fewer miles due primarily to running approximately 30 less average drivers this year versus last year.

Comparative Results of Operations for the Three Months ended June 30, 2019 and 2018

	Three months ended June 30
(dollars in thousands)	2019	%	2018	%

Revenue miles (in thousands)	8,947		9,812

Revenues:
Transportation revenue	$24,907	90.5%	26,445	89.9%
Fuel surcharges	2,619	9.5%	2,959	10.1%
Total Revenues	27,526	100.0%	29,404	100.0%

Cost of operations:
Compensation and benefits	11,985	43.6%	12,132	41.3%
Fuel expenses	3,988	14.5%	4,623	15.7%
Repairs & tires	1,901	6.9%	1,817	6.2%
Other operating	1,189	4.3%	1,247	4.2%
Insurance and losses	2,211	8.0%	2,614	8.9%
Depreciation expense	1,976	7.2%	2,137	7.3%
Rents, tags & utilities	833	3.0%	792	2.7%
Sales, general & administrative	2,479	9.0%	2,465	8.4%
Corporate expenses	426	1.6%	399	1.3%
Gain on disposition of PP&E	115	0.4%	(175)	-0.6%
Total cost of operations	27,103	98.5%	28,051	95.4%

Total operating profit	$423	1.5%	1,353	4.6%

Total revenues for the quarter were $27,526,000, down $1,878,000 from the same quarter last year. Transportation revenues (excludes fuel surcharges) were $24,907,000, down $1,538,000. The decrease in transportation revenues is primarily due to the decrease of 865,000 miles over the same quarter last year as we have continually been running with ~30 less average drivers this year versus last year. Transportation revenue per mile was up $.08 due to increased freight rates which has helped to offset the negative impact of fewer miles. Fuel surcharge revenue was $2,619,000, down $340,000 from the same quarter last year.

Compensation and benefits decreased $147,000 mainly due to lower company miles partially offset by higher driver training pay and more owner operators. Fuel expenses decreased $635,000 due to lower company miles and lower cost per gallon. Repair and tire expense increased $84,000 due to several high dollar repairs. Insurance and losses decreased $403,000 primarily due to lower health and workers’ compensation claims. The lower health claims are partly attributable to the new Specialty Drug program we implemented January 1, 2019 which has resulted in ~$25,000 of monthly savings since implementation. Depreciation expense was down $161,000 as a result of downsizing our fleet. Loss on disposition of assets was ($115,000) this quarter versus a gain of $175,000 in the same quarter last year due primarily to a loss from a single vehicle rollover accident during the quarter and lower equipment sales activity. During the month of May, we closed our Charlotte terminal. Charlotte has been a very tough driver market as well as a low freight rate environment for the past several years. As a result, Management determined it was in the Company’s best financial interest to exit the market. In the quarter, the Charlotte terminal generated an operating loss before overhead allocation of ($121,000) versus ($7,000) last quarter and ($20,000) in the same quarter last year primarily due to the added expense associated with the closure (e.g. severance, relocating equipment, etc.).

As a result, operating profit this quarter was $423,000 compared to $1,353,000 in the same quarter last year. Operating ratio was 98.5 this quarter versus 95.4 in the same quarter last year.

Comparative Results of Operations for the Nine Months ended June 30, 2019 and 2018

	Nine months ended June 30
(dollars in thousands)	2019	%	2018	%

Revenue miles (in thousands)	27,199		28,418

Revenues:
Transportation revenue	$74,424	90.1%	77,391	90.7%
Fuel surcharges	8,164	9.9%	7,893	9.3%
Total Revenues	82,588	100.0%	85,284	100.0%

Cost of operations:
Compensation and benefits	35,875	43.4%	36,048	42.3%
Fuel expenses	12,268	14.9%	13,049	15.3%
Repairs & tires	5,572	6.7%	5,075	6.0%
Other operating	3,510	4.2%	3,353	3.9%
Insurance and losses	7,155	8.7%	8,499	10.0%
Depreciation expense	5,922	7.2%	6,690	7.8%
Rents, tags & utilities	2,571	3.1%	2,534	3.0%
Sales, general & administrative	7,508	9.1%	7,229	8.5%
Corporate expenses	1,825	2.2%	1,676	1.9%
Gain on disposition of PP&E	(1,441)	-1.7%	(674)	-0.8%
Total cost of operations	80,765	97.8%	83,479	97.9%

Total operating profit	$1,823	2.2%	1,805	2.1%

The Company reported net income of $1,569,000, or $.47 per share, compared to net income of $4,490,000, or $1.35 per share in the same period last year. Income before income taxes was $2,128,000 versus $1,873,000 in the same period last year. The first nine months of 2019 income included $634,000, or $.19 per share, from gains on real estate sales. The first nine months of 2018 net income included $3,041,000, or $.92 per share, due to a deferred tax benefit resulting from revaluing the company’s net deferred tax liabilities per the Tax Cuts and Jobs Act of 2017.

Total revenues for the first nine months were $82,588,000, down $2,696,000 from the same period last year. Transportation revenues (excludes fuel surcharges) were $74,424,000, down $2,967,000. Miles declined by 1,219,000 to 27,199,000 versus 28,418,000 in the same period last year.

Net fuel expense (i.e. gross fuel expenses less fuel surcharges) decreased by $1,052,000 due to fewer miles driven and higher fuel surcharges in the early part of the period. Repair and tire expense increased $497,000 due to several high dollar repairs and the expensing of prepaid tires as we purchased more tractors and trailers in this period versus the same period last year. Other operating expenses were up $157,000 due to increased tolls, driver hiring and driver travel expense. Insurance and losses were down $1,344,000 due mainly to lower auto liability ($1,117,000) and lower health ($223,000) claims. Depreciation expense was down $768,000 as we sold excess equipment to right size our fleet. Sales, general & administrative costs increased $279,000 due mainly to increased driver recruiting efforts and higher IT expense (on-going system upgrades). Gain on disposition of assets increased $767,000 due primarily to a gain of $866,000 on the sale of a prior terminal site in Ocoee, Florida and a gain of $231,000 on the insurance settlement for hurricane damages and losses sustained at our Panama City, Florida location.

As a result, operating profit was $1,823,000 compared to $1,805,000 in the same period last year. Operating ratio was 97.8 versus 97.9 last year.

Liquidity and Capital Resources. The Company maintains its operating accounts with Wells Fargo Bank, N.A. and these accounts directly sweep overnight against the Wells Fargo revolver. As of June 30, 2019, we had no debt outstanding on this revolver, $3,043,000 letters of credit and $31,957,000 available for additional borrowings. The Company expects our fiscal year 2019 cash generation to cover the cost of our operations and all our budgeted capital expenditures.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Nine months
	Ended June 30,
	2019	2018
Total cash provided by (used for):
Operating activities	$8,417	6,548
Investing activities	(1,764)	(931)
Financing activities	(634)	126
Increase in cash and cash equivalents	$6,019	5,743

Outstanding debt at the beginning of the period	—	—
Outstanding debt at the end of the period	—	—

Operating Activities - Net cash provided by operating activities (as set forth in the cash flow statement) was $8,417,000 for the nine months ended June 30, 2019, compared to $6,548,000 in the same period last year. The total of net income plus depreciation and amortization and less gains on sales of property and equipment decreased $4,528,000 versus the same period last year. These changes are described above under "Comparative Results of Operations." Deferred income tax decreased $3,950,000 in the same period last year primarily due to a reduction in income tax expense related to the enactment of the Tax Cuts and Jobs Act. Accounts Payable and Accrued Liabilities decreased $1,983,000 in the same period last year due to the timing of payments related to equipment purchases and lower bonus payments paid for the prior fiscal year. These changes comprise the majority of the increase in net cash provided by operating activities.

Investing Activities – Investing activities include the purchase of property and equipment, purchase and maturity of Treasury bills, any business acquisitions and proceeds from sales of property and equipment upon retirement. For the nine months ended June 30, 2019, we spent $1,764,000 on investing activities which included $4,954,000 for the purchase of plant, property and equipment net of proceeds from retirements and $14,810,000 for the purchase of Treasury bills offset by $18,000,000 in proceeds on maturities of Treasury bills. For the nine months ended June 30, 2018 we spent $931,000 on equipment net of retirements.

Financing Activities – Financing activities primarily include net changes to our outstanding revolving debt and proceeds from the sale of shares of common stock through employee equity incentive plans. For the nine months ended June 30, 2019, cash used in financing activities was $634,000 versus cash provided by financing activities of $126,000 for the nine months ended June 30, 2018 due to bank overdrafts in the prior year, debt issue costs related to a revised and restated revolver credit agreement and stock option exercises in the prior year. We had no outstanding long-term debt on June 30, 2019 or June 30, 2018.

Credit Facilities - On December 28, 2018 the Company entered into a First Amendment to the 2015 Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. ("Wells Fargo"), effective December 14, 2018. The Credit Agreement modifies the Company's prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a five year revolving credit facility with a maximum facility amount of $35 million, with a separate sublimit for standby letters of credit. The credit facility limit may be increased to $50 million upon request by the Company, subject to the lender's discretion and the satisfaction of certain conditions. The interest rate under the Credit Agreement will be a maximum of 1.50% over LIBOR, which may be reduced quarterly to 1.25% or 1.0% over LIBOR if the Company meets a specified ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.144% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.1145% or 0.086% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions, affirmative financial covenants and negative covenants, including a minimum tangible net worth. As of June 30, 2019, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $22.1 million combined.

Cash Requirements - The Company currently expects its fiscal 2019 capital expenditures to be approximately $10 million for the replacement equipment which we expect to be fully funded by our cash generated from our operations. The Company does not currently pay any cash dividends on common stock

Summary and Outlook. Our balance sheet remains solid with $20,000,000 of cash and investments and zero debt.  We have grown our shareholder equity by $2,100,000 thus far this fiscal year. This quarter was negatively impacted by the lower driver count resulting in lower revenue miles. Although we continue to see a higher number of drivers in training our turnover rate has not improved resulting in a flattening of our driver count this year versus the decline we saw throughout last year. Management believes the biggest challenge we face today is driver retention and we are keenly focused on continuing to develop our strategy around improving retention. There is plenty of business available in many of our markets that we believe we can add if we can grow the driver count in those markets. Management is pleased with the efforts this year to improve freight rates which resulted in an increase of $.08 per mile on transportation revenue quarter over quarter. The cost of hiring and retaining drivers continues to rise as do insurance premiums across the transportation industry. As a result, we are optimistic that freight rates will continue in a positive direction for the foreseeable future.

The decrease in equipment is producing significant recurring savings as are the recent changes we made to our specialty drug and wellness plans. We are in the early stages of renegotiating our pharmacy and health plan agreements and thus far we are optimistic about potential recurring savings moving into fiscal 2020. We will continue to pursue relationships with those customers who are willing to properly compensate us for the safe, reliable service we provide, particularly during this severe driver shortage. We are optimistic that the strategic plan we have in place will lead to improved operating profits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the credit agreements. Under the Wells Fargo revolving credit line of credit, the applicable spread for borrowings at June 30, 2019 was 1.0% over LIBOR. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the credit agreement exceeds certain thresholds.

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

As of June 30, 2019, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Item 2.    PURCHASES OF EQUITY SECURITIES BY THE ISSUER

(c)
Total
Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
April 1
Through
April 30	—	$—	—	$5,000,000

May 1
Through
May 31	—	$—	—	$5,000,000

June 1
Through
June 30	—	$—	—	$5,000,000

Total	—	$	—

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

PATRIOT TRANSPORTATION HOLDING, INC.

Date: August 14, 2019	By	ROBERT E. SANDLIN
Robert E. Sandlin
President and Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Vice President, Secretary and Chief Financial Officer
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller, Treasurer and Chief Accounting
Officer (Principal Accounting Officer)

PATRIOT TRANSPORTATION HOLDING, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

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