Form 10-K
period 2019-09-30
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2019-12-11
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2019.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant’s stock outstanding as of December 10, 2019 was 3,351,329. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of March 31, 2019, the last day of business of our most recently completed second fiscal quarter, was $47,051,488.

+ Solely for purposes of this calculation, the registrant has assumed that all directors, officers and ten percent (10%) shareholders of the Company are affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Patriot Transportation Holding, Inc. 2019 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the Patriot Transportation Holding, Inc. Proxy Statement which will be filed with the Securities and Exchange Commission not later than December 31, 2019 are incorporated by reference in Part III.

Preliminary Note Regarding Forward-Looking Statements.

Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements.

These forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources and competition and may be indicated by words or phrases such as ”anticipate”, ”estimate”, ”plans”, ”projects”, ”continuing”, ”ongoing”, ”expects”, ”management believes”, ”the Company believes”, ”the Company intends” and similar words or phrases. The following factors and others discussed in the Company’s periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: freight demand for petroleum products including increased vehicle fuel efficiency, the increased popularity of electric vehicles recessionary and terrorist impacts on travel in the Company’s markets; fuel costs and the Company’s ability to recover fuel surcharges; accident severity and frequency; risk insurance markets; driver availability and cost; the impact of future regulations, including regulations regarding the transportation industry and regulations intended to reduce greenhouse gas emissions; cyber-attacks; availability and terms of financing; competition in our markets; interest rates, and inflation and general economic conditions. However, this list is not a complete statement of all potential risks or uncertainties.

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

PART I

Item 1. BUSINESS.

Our Business. Our business, conducted through our subsidiary Florida Rock & Tank Lines, Inc.,  consists of hauling petroleum related products and dry bulk commodities and liquid chemicals. We are one of the largest regional tank truck carriers in North America. Based on the Tank Truck Carrier 2018 Gross Revenue Report issued by Bulk Transporter, we are the 10th largest bulk tank carrier in North America by revenue.  We operate terminals in Florida, Georgia, Alabama, North Carolina and Tennessee. We do not own any of the products we haul; rather, we act as a third party carrier to deliver our customers’ products from point A to point B, using predominately Company employees and Company-owned tractors and tank trailers. Approximately 86% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 14% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of September 30, 2019, we employed 530 revenue-producing drivers who operated our fleet of 376 Company tractors (excluding 9 being placed in service and 3 being prepared for sale), 24 owner operators and 491 trailers from our 19 terminals and 6 satellite locations.

Tractors and Trailers. During fiscal 2019, the Company purchased 60 new tractors. Our fiscal 2020 capital budget includes 60 new tractors. We believe maintaining a modern fleet will result in reduced maintenance expenses, improved operating efficiencies and enhanced driver recruitment and retention. At September 30, 2019 the Company operated a fleet of 376 tractors (excluding 9 being placed in service and 3 being prepared for sale), and 491 tank trailers. The Company owns all of the tank trailers and tractors used to conduct our business, except for 24 tractors owned by owner-operators and 30 full-service leased 2019 model year tractors located in key areas without Company maintenance shops.

Competitors. The tank lines transportation business is extremely competitive and fragmented. We have between multiple competitors in each of our markets, consisting of other carriers of varying sizes as well as our customers’ private fleets. Price, service and location are the major competitive factors in each local market. Some of our competitors have greater financial resources and a more expansive geographic footprint than our company. Some of our competitors periodically reduce their prices to gain business, which may limit our ability to maintain or increase prices, implement new pricing strategies or maintain significant growth in our business.

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

Customers. Approximately 86% of our business consists of hauling petroleum related products. Our petroleum clients include major convenience store and hypermarket accounts, fuel wholesalers and major oil companies.  We strive to build long-term relationships with major customers by providing outstanding customer service. During fiscal 2019, the Company’s ten largest customers accounted for approximately 63.1% of revenue. One of these customers, Murphy USA, accounted for 19.2% of revenue. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income. Our transportation services agreements with our customers generally are terminable upon 90-120 days’ notice, but nine of our top 10 accounts have been customers for at least 5 years.

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

Employees. As of September 30, 2019, the Company employed 761 people.

Financial Information. Financial information about the company is presented in the financial statements included in the accompanying 2019 Annual Report to Shareholders and such information is incorporated herein by reference.

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
6

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

We derive approximately 86% of our revenues from the hauling of petroleum products, including gasoline, diesel fuel and ethanol. The demand for these services is determined by motor fuel consumption in our markets, which is affected by general economic conditions, employment levels, consumer confidence, spending patterns and gasoline prices. Demand for our petroleum hauling services is also impacted by vehicle fuel efficiency, the increasing popularity of electric, hybrid or alternative fuel vehicles and government regulation relating to ethanol. The Energy Information Administration of the U.S. Department of Energy projects that U.S. motor gasoline consumption will decline at an average rate of 1.1% per year between 2012 and 2040 as improvements in fuel efficiency are expected to outpace increases in miles driven.

Future legislation or regulations adopted to reduce greenhouse gas emissions, such as a carbon tax, may increase our operating costs, require unanticipated capital expenditures and reduce the demand for petroleum products. Developments regarding climate change and the effects of greenhouse gas emissions on climate change in recent years has increased the likelihood of such legislation or regulation. Moreover, attitudes toward gasoline and its relationship to the environment may significantly affect our sales and ability to market our products. Reduced consumer demand for gasoline could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be adversely affected by fluctuations in the price and availability of fuel.

We require large amounts of diesel fuel to operate our tractors. In 2017, 2018 and 2019, cost of fuel (including fuel taxes) represented approximately 13.4%, 15.3%, and 14.5%, respectively, of our total revenue. The market price for fuel can be extremely volatile and can be affected by a number of economic and political factors. In addition, changes in federal or state regulations can impact the price of fuel, as well as increase the amount we pay in fuel taxes.

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

We are dependent upon a limited number of large customers. Our ten largest customers accounted for approximately 63.1% of our total revenues during the year ended September 30, 2019. In particular, our largest customer, Murphy USA, accounted for 19.2% of our total revenues during fiscal 2019. The loss of one or more of our major customers, or a material reduction in services performed for such customers, would have a material adverse effect on our results of operations. In addition, if one or more of our customers were to seek protection under the bankruptcy laws, we might not receive payment for services rendered and, under certain circumstances, might have to return payments made by these customers during the 90 days prior to the bankruptcy filing. If we were to lose one or more of our key customers, we might not be able to capture additional volume from other customers to offset the fixed costs historically covered by the lost revenue.

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
12

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

Our business could be negatively impacted by cyberattacks targeting our computer and telecommunications systems and infrastructure, or targeting those of our third-party service providers.

Our business, like other companies in our industry, has become increasingly dependent on digital technologies, including technologies that are managed by third-party service providers on whom we rely to help us collect, host or process information. Such technologies are integrated into our business operations. Use of the internet and other public networks for communications, services, and storage, including "cloud" computing, exposes all users (including our business) to cybersecurity risks.

While we and our third-party service providers commit resources to the design, implementation, and monitoring of our information systems, there is no guarantee that our security measures will provide absolute security. Despite these security measures, we may not be able to anticipate, detect, or prevent cyberattacks, particularly because the methodologies used by attackers change frequently or may not be recognized until launched, and because attackers are increasingly using techniques designed to circumvent controls and avoid detection. We and our third-party service providers may therefore be vulnerable to security events that are beyond our control, and we may be the target of cyber-attacks, as well as physical attacks, which could result in information security breaches and significant disruption to our business.

As cyberattacks continue to evolve, we may be required to expend significant additional resources to respond to cyberattacks, to continue to modify or enhance our protective measures, or to investigate and remediate any information

Our operations involve hazardous materials and could result in significant environmental liabilities and costs.

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

Our business requires substantial ongoing capital investment, particularly for tractors, trailers, terminals and technology. Our capital expenditures were approximately $6.3 million, $4.7 million and $9.6 million in 2017, 2018 and 2019, respectively, and we expect to make capital expenditures of approximately $8.4 million during fiscal 2020. We expect that cash flow from operations and borrowings under our revolving credit facility will be our primary sources of financing for capital expenditures. If we are unable to generate sufficient cash from operations or borrow sufficient funds on terms that are acceptable to us, we may be forced to limit our growth and operate existing equipment for significant periods of time, each of which could have a material adverse effect on our business, results of operations and financial condition.

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

From time to time, we may need to supplement our cash generated from operations with proceeds from financing activities. We currently have a revolving credit facility available to us, for up to $35 million of borrowings, to provide us with available financing for working capital, equipment purchases and other general corporate purposes. This credit facility is intended to meet any ongoing cash needs in excess of internally generated cash flows.

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

As of September 30, 2019, two of our directors, Edward L. Baker and Thompson S. Baker II, beneficially own approximately 7.38% of the outstanding shares of our common stock (57.50% of such shares are held in trusts under which voting power is shared with other family members) and certain of their family members beneficially own an additional 26.07%. As a result, these individuals effectively may have the ability to direct the election of all members of our board of directors and to exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving us, our acquisition or disposition of assets, our borrowing of monies, our issuance of any additional securities, our repurchase of common stock and our payment of dividends.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

As of September 30, 2019, our terminals and satellite locations were located in the following cities:

State	City	Terminal or Satellite Location	Owned/Leased

Alabama	Mobile	Satellite	Leased
Alabama	Montgomery	Terminal	Leased
Florida	Cape Canaveral	Satellite	Leased
Florida	Ft. Lauderdale	Terminal	Leased
Florida	Freeport	Satellite	Leased
Florida	Jacksonville	Terminal	Owned
Florida	Newberry	Satellite	Leased
Florida	Orlando	Terminal	Leased
Florida	Panama City	Terminal	Owned
Florida	Pensacola	Terminal	Owned
Florida	Tampa	Terminal	Owned
Florida	White Springs	Terminal	Owned
Georgia	Albany	Terminal	Owned
Georgia	Athens	Satellite	Leased
Georgia	Augusta	Terminal	Owned
Georgia	Bainbridge	Terminal	Owned
Georgia	Columbus	Terminal	Owned
Georgia	Doraville	Terminal	Owned
Georgia	Macon	Terminal	Owned
Georgia	Rome	Satellite	Leased
Georgia	Savannah	Terminal	Leased
North Carolina	Wilmington	Terminal	Leased
Tennessee	Chattanooga	Terminal	Owned
Tennessee	Nashville	Terminal	Leased
Tennessee	Knoxville	Terminal	Owned

Item 3. LEGAL PROCEEDINGS.

Note 11 to the Consolidated and Combined Financial Statements included in the accompanying 2019 Annual Report to Shareholders is incorporated herein by reference.

Item 4. MINE SAFETY DISCLOSURES.

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There were approximately 358 holders of record of Patriot Transportation Holding, Inc. common stock, $.10 par value, as of September 30, 2019. The Company's common stock is traded on the Nasdaq Stock Market (Symbol PATI).

Price Range of Common Stock. Information concerning stock prices is included under the caption "Quarterly Results" on page 5 of the Company's 2019 Annual Report to Shareholders, and such information is incorporated herein by reference.

Dividends. On December 4, 2019 the Company’s Board of Directors declared a special cash dividend of $3.00 per share on the Company’s outstanding common stock. This one-time, special dividend is payable on January 30, 2020, to shareholders of record at the close of business on January 15, 2020. The Board of Directors also declared a quarterly dividend of $0.15 per share, payable on January 30, 2020, to shareholders of record on January 15, 2020. Information concerning restrictions on the payment of cash dividends is included in Note 3 to the consolidated financial statements included in the accompanying 2019 Annual Report to Shareholders and such information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K and such information is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. Share repurchase activity during the three months ended September 30, 2019 was as follows:

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
18

(1) On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise. To date, the Company has not repurchased any common stock of the Company.

Item 6. SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 5 of the Company's 2019 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Information required in response to Item 7 is included under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operation" on pages 6 through 12 of the Company’s 2019 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. We are exposed to the impact of interest rate changes through our variable-rate borrowings under the Credit Agreement. Under the Wells Fargo revolving credit line, the applicable margin for borrowings at September 30, 2019 was 1.0% over LIBOR. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Credit Agreement Facilities exceeds a target level.

The Company did not have any variable or fixed rate debt outstanding at September 30, 2019, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

Commodity Price Risk. The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a significant portion of fuel price increases from our customers in the form of fuel surcharges. The typical fuel surcharge table provides some margin contribution at higher diesel fuel prices but also results in some margin erosion at lower diesel fuel prices. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In fiscal 2019 and 2018, a significant portion of fuel costs was recovered through fuel surcharges.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 5 and on pages 13 through 24 of the Company's 2019 Annual Report to Shareholders. Such information is incorporated herein by reference.

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

Management’s Annual Report On Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of September 30, 2019.

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

Change In Internal Control Over Financial Reporting. During the fourth quarter of 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
20

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding the Company’s executive officers and directors (including the disclosure regarding audit committee financial experts), required in response to this Item 10, is included under the captions "Board of Directors and Corporate Governance- Our Board of Directors," "Board of Directors and Corporate Governance- Board Leadership," "Board of Directors and Corporate Governance- Board Committees," "Board of Directors and Corporate Governance- Business Conduct Policies,” “Securities Ownership- Section 16(a) Beneficial Ownership Reporting Compliance,” and "Compensation Discussion and Analysis" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2019.

The Company has adopted a Financial Code of Ethical Conduct applicable to its principal executive officers, principal financial officers and principal accounting officers. A copy of this Financial Code of Ethical Conduct is filed as Exhibit 14 to this Form 10-K. The Financial Code of Ethical Conduct is available on our web site at www.patriottrans.com under the heading Corporate Governance.

Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Board of Directors and Corporate Governance- Board Committees- Compensation Committee," "Non-Employee Director Compensation," "Compensation Discussion and Analysis" and "Executive Compensation" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2019.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in response to this Item 12 is included under the captions "Securities Ownership" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2019.

Equity Compensation Plan Information

Number of
Securities
Remaining
Available
	Number of		for future
	Securities	Weighted	Issuance
	to be	Average	under equity
	issued upon	exercise	Compensation
	exercise of	price of	Plans
	outstanding	outstanding	(excluding
	options,	options,	Securities
	Warrants	warrants	reflected in
	and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation
plans approved by
security holders	189,015	$21.49	252,180

Equity compensation
plans not approved
by security holders	0	0	0

Total	189,015	$21.49	252,180

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 is included under the caption “Related Party Transactions" and “Board of Directors and Corporate Governance- Director Independence " in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2019.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 is included under the captions “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2019.

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

Patriot Transportation Holding, Inc.

Date: December 11, 2019	By	ROBERT E. SANDLIN
Robert E. Sandlin
President and Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Vice President, Chief Financial Officer and
Secretary
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller, Chief Accounting Officer and
Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 11, 2019.

ROBERT E. SANDLIN	THOMPSON S. BAKER II
Robert E. Sandlin	Thompson S. Baker II
President and Executive Officer	Chairman of the Board
(Principal Executive Officer)	Director

MATTHEW C. MCNULTY	JOHN E. ANDERSON
Matthew C. McNulty	John E. Anderson
Vice President, Chief Financial Officer	Director
and Secretary (Principal Financial Officer)

JOHN D. KLOPFENSTEIN	LUKE E. FICHTHORN
John D. Klopfenstein	Luke E. Fichthorn III
Controller, Chief Accounting Officer	Director
and Treasurer (Principal Accounting Officer)

EDWARD L. BAKER	CHARLES D. HYMAN
Edward L. Baker	Charles D. Hyman
Director, Chairman Emeritus	Director

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2019

EXHIBIT INDEX

[Item 14(a)(3)]

(2.1)	Separation and Distribution Agreement, dated as of January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc.(incorporated by reference to Form 8-K filed February 2, 2015).

(3.1)	Patriot Transportation Holding, Inc. Amended and Restated Articles of Incorporation (incorporated by reference to Form 10-Q filed May 15, 2015).

(3.2)	Patriot Transportation Holding, Inc. Amended and Restated Bylaws (incorporated by reference to Form 10-Q filed May 15, 2015).

(10.1)	First Amendment to the 2015 Credit Agreement, dated December 28, 2018 and effective December 14, 2018, between Patriot Transportation Holding, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 10-Q filed February 1, 2018).

(10.2)	Tax Matters Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to Form 8-K filed February 2, 2015).

(10.3)	Transition Services Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to Form 8-K filed February 2, 2015).

(10.4)	Employee Matters Agreement, dated as of January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to Form 8-K filed February 2, 2015).

(10.5)	2014 Equity Incentive Plan for Patriot Transportation Holding, Inc. (incorporated by reference to Form 10-Q filed May 15, 2015).

(10.6)	Management Incentive Compensation Plan (incorporated by reference to Form 10-Q filed May 15, 2015).

(14)	Financial Code of Ethical Conduct between the Company, Chief Executive Officers, and Financial Managers (incorporated by reference to Form 8-K filed February 2, 2015).

(21)	Subsidiaries of Registrant at September 30, 2018: Florida Rock & Tank Lines, Inc. (a Florida corporation); Patriot Transportation of Florida, Inc. (a Florida corporation).

(23)(a)	Consent of Hancock Askew & Co., Inc., Independent Registered Certified Public Accounting Firm, appears on page 27 of this Form 10-K.

(31)(a)	Certification of Robert E. Sandlin.
(31)(b)	Certification of Matthew C. McNulty.
(31)(c)	Certification of John D. Klopfenstein.
(32)	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

PATRIOT TRANSPORTATION HOLDING, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

(Item 15(a) (1) and 2))

	Page
Consolidated Financial Statements:
Consolidated balance sheets at September 30, 2019 and 2018	13	(a)

For the years ended September 30, 2019, 2018 and 2017:
Consolidated statements of income	12	(a)
Consolidated statements of comprehensive income	12	(a)
Consolidated statements of cash flows	14	(a)
Consolidated statements of shareholders' equity	15	(a)

Notes to consolidated financial statements	16-23	(a)

Report of Independent Registered Certified Public Accounting Firm	25	(a)

Selected quarterly financial data (unaudited)	5	(a)

Consent of Independent Registered Certified Public Accounting Firm	27	(b)

Report of Independent Registered Certified Public
Accounting Firm on Financial Statement Schedule	27	(b)

Consolidated Financial Statement Schedule:

II - Valuation and qualifying accounts	28	(b)

(a) Refers to the page number in the Company's 2019 Annual Report to Shareholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b) Refers to the page number in this Form 10-K

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Patriot Transportation Holding, Inc.

Jacksonville, Florida

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-201791, 333-201792 and 333-231421) of Patriot Transportation Holding, Inc. of our report dated December 11, 2019 relating to the consolidated financial statements which appear in the Annual Report to Shareholders incorporated by reference herein. We also consent to the incorporation by reference of our report dated December 11, 2019, relating to the financial statement schedule, which appears in this Form 10-K.

Respectfully submitted,

Hancock Askew & Co., LLP

Savannah, Georgia

December 11, 2019

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

The Shareholders and Board of Directors

Patriot Transportation Holding, Inc.:

Our audit of the consolidated financial statements referred to in our report dated December 11, 2019 appearing in the 2019 Annual Report to Shareholders of Patriot Transportation Holding, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audit. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Hancock Askew & Co., LLP

Savannah, Georgia

December 11, 2019

PATRIOT TRANSPORTATION HOLDING, INC.

SCHEDULE II (CONSOLIDATED) - VALUATION

AND QUALIFYING ACCOUNTS

YEARS ENDED SEPTEMBER 30, 2019, 2018 AND 2017

			ADDITIONS	ADDITIONS
	BALANCE		CHARGED TO	CHARGED TO			BALANCE
	AT BEGIN.		COST AND	OTHER			AT END
	OF YEAR		EXPENSES	ACCOUNTS	DEDUCTIONS		OF YEAR

Year Ended
September 30, 2019:

Allowance for
doubtful accounts	$153,441		$2,347	$—	$22,375	(a)	$133,413
Accrued risk
Insurance:
Tanklines	$207,501	(b)	$2,199,110	$—	$1,951,207		$455,404
Accrued health
Insurance	659,416		3,343,138	—	3,382,950		619,604
Totals -
Insurance	$866,917		$5,542,248	$—	$5,334,157	(c)	$1,075,008

Year Ended
September 30, 2018:

Allowance for
doubtful accounts	$150,066		$26,930	$—	$23,555	(a)	$153,441
Accrued risk
Insurance:
Tanklines	$(500,769	) (b)	$3,400,385	$—	$2,692,115		$207,501
Accrued health
Insurance	750,455		4,301,603	—	4,392,642		659,416
Totals -
Insurance	$249,686		$7,701,988	$—	$7,084,757	(c)	$866,917

Year Ended
September 30, 2017:

Allowance for
doubtful accounts	$152,516		$19,291	$—	$21,741	(a)	$150,066
Accrued risk
Insurance:
Tanklines	$6,909		$2,400,754	$—	$2,908,432		$(500,769)	(b)
Accrued health
Insurance	881,214		3,681,769	—	3,812,528		750,455
Totals -
Insurance	$888,123		$6,082,523	$—	$6,720,960	(c)	$249,686

(a) Accounts written off less recoveries

(b) Prepaid Insurance Claims

(c) Payments

