Form 10-K/A
period 2019-09-30
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2019-12-13
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A to the Patriot Transportation Holding, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, filed with the Securities and Exchange Commission on December 11, 2019 (the "Form 10-K"), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language) that were not included with the Form 10-K.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2019

EXHIBIT INDEX

[Item 14(a)(3)]

(2.1)*	Separation and Distribution Agreement, dated as of January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc.(incorporated by reference to Form 8-K filed February 2, 2015).

(3.1)*	Patriot Transportation Holding, Inc. Amended and Restated Articles of Incorporation (incorporated by reference to Form 10-Q filed May 15, 2015).

(3.2)*	Patriot Transportation Holding, Inc. Amended and Restated Bylaws (incorporated by reference to Form 10-Q filed May 15, 2015).

(10.1)*	First Amendment to the 2015 Credit Agreement, dated December 28, 2018 and effective December 14, 2018, between Patriot Transportation Holding, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 10-Q filed February 1, 2018).

(10.2)*	Tax Matters Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to Form 8-K filed February 2, 2015).

(10.3)*	Transition Services Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to Form 8-K filed February 2, 2015).

(10.4)*	Employee Matters Agreement, dated as of January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to Form 8-K filed February 2, 2015).

(10.5)*	2014 Equity Incentive Plan for Patriot Transportation Holding, Inc. (incorporated by reference to Form 10-Q filed May 15, 2015).

(10.6)*	Management Incentive Compensation Plan (incorporated by reference to Form 10-Q filed May 15, 2015).

(14)*	Financial Code of Ethical Conduct between the Company, Chief Executive Officers, and Financial Managers (incorporated by reference to Form 8-K filed February 2, 2015).

(21)*	Subsidiaries of Registrant at September 30, 2018: Florida Rock & Tank Lines, Inc. (a Florida corporation); Patriot Transportation of Florida, Inc. (a Florida corporation).

(23)(a)*	Consent of Hancock Askew & Co., Inc., Independent Registered Certified Public Accounting Firm, appears on page 27 of this Form 10-K.

(31.1)(a)**	Certification of Robert E. Sandlin.
(31.1)(b)**	Certification of Matthew C. McNulty.
(31.1)(c)**	Certification of John D. Klopfenstein.
(32)*	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.XSD**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an Exhibit to our original report on Form 10-K for the fiscal year ended September 30, 2019, filed December 11, 2019.

**   Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

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
Robert E. Sandlin
President and Executive Officer
(Principal Executive Officer)

MATTHEW C. MCNULTY
Matthew C. McNulty
Vice President, Chief Financial Officer
and Secretary (Principal Financial Officer)

JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller, Chief Accounting Officer
and Treasurer (Principal Accounting Officer)