Form 10-Q
period 2019-12-31
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2020-02-13
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2019.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

 Commission File Number: 001-36605

_____________________

PATRIOT TRANSPORTATION HOLDING, INC.

(Exact name of registrant as specified in its charter)

_____________________

Florida	47-2482414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 W. Forsyth St., 7th Floor, Jacksonville, FL	32202
(Address of principal executive offices)	(Zip Code)

904-396-5733

(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.10 par value	PATI	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [x]    No  [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  [x]    No  [_]Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [ ]	Smaller reporting company [x]

Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	December 31, 2019
Common Stock	3,351,329
1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2019

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31,	September 30,
Assets	2019	2019
Current assets:
Cash and cash equivalents	$19,123	21,216
Accounts receivable (net of allowance for
doubtful accounts of $131 and $133, respectively)	6,294	6,588
Federal and state taxes receivable	486	290
Inventory of parts and supplies	907	949
Prepaid tires on equipment	1,580	1,616
Prepaid taxes and licenses	387	536
Prepaid insurance	2,810	2,895
Prepaid expenses, other	332	334
Total current assets	31,919	34,424

Property and equipment, at cost	89,990	91,332
Less accumulated depreciation	55,830	57,765
Net property and equipment	34,160	33,567

Operating lease right-of-use assets	3,595	—
Goodwill	3,637	3,431
Intangible assets, net	1,112	701
Other assets, net	165	170
Total assets	$74,588	72,293

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,421	3,184
Dividends payable	10,557	—
Accrued payroll and benefits	3,295	3,906
Accrued insurance	1,655	1,339
Accrued liabilities, other	575	398
Operating lease liabilities, current portion	1,166	—
Total current liabilities	19,669	8,827

Operating lease liabilities less current portion	2,642	—
Deferred income taxes	6,237	6,237
Accrued insurance	1,339	1,339
Other liabilities	871	1,093
Total liabilities	30,758	17,496
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, 5,000,000 shares authorized,
of which 250,000 shares are designated Series A
Junior Participating Preferred Stock; $0.01 par
value; none issued and outstanding	—	—
Common stock, $.10 par value; (25,000,000 shares
authorized; 3,351,329 and 3,351,329 shares issued
and outstanding, respectively)	335	335
Capital in excess of par value	38,158	38,099
Retained earnings	5,214	16,235
Accumulated other comprehensive income, net	123	128
Total shareholders’ equity	43,830	54,797
Total liabilities and shareholders’ equity	$74,588	72,293

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 31,
	2019	2018
Revenues:
Transportation revenues	$22,599	24,980
Fuel surcharges	2,210	3,074
Total revenues	24,809	28,054

Cost of operations:
Compensation and benefits	10,998	12,038
Fuel expenses	3,463	4,276
Repairs & tires	1,751	1,665
Other operating	956	1,132
Insurance and losses	2,769	2,942
Depreciation expense	1,950	1,970
Rents, tags & utilities	750	847
Sales, general & administrative	2,481	2,468
Corporate expenses	537	532
Gain on disposition of PP&E	(122)	(923)
Total cost of operations	25,533	26,947

Total operating profit (loss)	(724)	1,107

Interest income and other	85	101
Interest expense	(8)	(10)

Income (loss) before income taxes	(647)	1,198
Provision for (benefit from) income taxes	(183)	314

Net income (loss)	$(464)	884

Unrealized investment gains, net	—	2
Reclassification adjust for net investment gains realized in net income	(5)	—
Comprehensive Income (Loss)	$(469)	886

Earnings per common share:
Net Income (loss)-
Basic	(0.14)	0.27
Diluted	(0.14)	0.27

Number of shares (in thousands) used in computing:
-basic earnings per common share	3,351	3,328
-diluted earnings per common share	3,351	3,331

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(In thousands)

(Unaudited)

	Three months ended December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(464)	884
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,376	2,117
Gain on asset dispositions	(122)	(923)
Stock-based compensation	59	56
Net changes in operating assets and liabilities:
Accounts receivable	294	182
Inventory of parts and supplies	42	5
Prepaid expenses	297	631
Other assets	(2)	5
Accounts payable and accrued liabilities	(1,319)	564
Income taxes payable and receivable	(196)	248
Operating lease assets and liabilities, net	(296)	—
Long-term insurance liabilities and other long-term
Liabilities	9	(3)
Net cash provided by operating activities	678	3,766

Cash flows from investing activities:
Purchase of property and equipment	(2,285)	(1,661)
Business acquisition	(1,000)	—
Proceeds from the sale of property, plant and equipment	514	1,432
Net cash used in investing activities	(2,771)	(229)

Cash flows from financing activities:
Decrease in bank overdrafts	—	(625)
Debt issue costs	—	(9)
Net cash used in financing activities	—	(634)

Net (decrease) increase in cash and cash equivalents	(2,093)	2,903
Cash and cash equivalents at beginning of period	21,216	17,299
Cash and cash equivalents at end of the period	$19,123	20,202

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders'
	Shares	Amount	Par Value	Earnings	Income, net	Investment
Balance as of October 1, 2019	3,351,329	$335	$38,099	$16,235	$128	$54,797

Stock-based compensation			59			59
Cash dividends declared ($3.15 per share)				(10,557)		(10,557)
Net income (loss)				(464)		(464)
Realized gain on investment, net					(5)	(5)
Balance as of December 31, 2019	3,351,329	$335	$38,158	$5,214	$123	$43,830

Balance as of October 1, 2018	3,328,466	$333	$37,436	$14,472	$165	$52,406
Stock-based compensation			56			56
Net income				884		884
Unrealized gain on investment, net					2	2
Balance as of December 31, 2018	3,328,466	$333	$37,492	$15,356	$167	$53,348

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

(1) Description of Business, Basis of Presentation and Accounting Policy Change.

Description of Business

Company’s Business. The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum related products and dry bulk commodities and liquid chemicals. We do not own any of the products we haul; rather, we act as a third party carrier to deliver our customers’ products from point A to point B, using predominately Company employees and Company-owned tractors and tank trailers. Approximately 86% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 14% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of December 31, 2019, we employed 524 revenue-producing drivers who operated our fleet of 345 company tractors (excluding 14 being prepared for sale), 24 owner operators and 495 trailers from our 19 terminals and 6 satellite locations in Florida, Georgia, Alabama, North Carolina and Tennessee.

Basis of Presentation

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2019.

Accounting Policy Change

Cash and cash equivalents –The Company considers all Treasury bills available for sale regardless of maturity and other highly liquid debt instruments with maturities of three months or less at time of purchase to be cash equivalents. Bank overdrafts consist of outstanding checks not yet presented to a bank for settlement, net of cash held in accounts with right of offset. Treasury bills of $5,983,000 at September 30, 2019 have been reclassified as cash equivalents in these financial statements.

(2) Recently Issued Accounting Standards. In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires lessees to recognize a right-to-use asset and a lease liability for the obligation to make lease payments measured at the present value of the lease payments for all leases with terms greater than twelve months. The provisions of this update and additional guidance in subsequent ASUs became effective for us beginning October 1, 2019. In July 2018, the FASB issued ASU No. 2018-11, “Leases” which provides an optional transition method allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, with no restatement of comparative prior periods required. We adopted the standard using this optional transition method. Upon adoption as of October 1, 2019, the Company recognized $3,873,000 in operating lease right-of-use assets, a reduction of $231,000 of other long-term liabilities related to straight-lined leases and $4,104,000 in operating lease liabilities. As of December 31, 2019, the Company has 8 property leases with an expected life over 12 months and 30 leased tractors and recognized $3,595,000 in operating lease right-of-use assets and $3,808,000 in operating lease obligations.

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

The consolidated statements of income reflect charges and/or allocation to FRP Holdings, Inc. for these services of $413,000 and $422,000 for the three months ended December 31, 2019 and 2018, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as a reduction to corporate expenses.

We employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(4) Long-Term debt. The Company had no long-term debt outstanding at December 31, 2019 and September 30, 2019. On December 28, 2018 the Company entered into a First Amendment to the 2015 Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. ("Wells Fargo"), effective December 14, 2018. The Credit Agreement modifies the Company's prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a five year revolving credit facility with a maximum facility amount of $35 million, with a separate sublimit for standby letters of credit. The credit facility limit may be increased to $50 million upon request by the Company, subject to the lender's discretion and the satisfaction of certain conditions. The interest rate under the Credit Agreement will be a maximum of 1.50% over LIBOR, which may be reduced quarterly to 1.25% or 1.0% over LIBOR if the Company meets a specified ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.144% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.1145% or 0.086% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. As of December 31, 2019, we had no outstanding debt borrowed on this revolver, $3,053,000 in commitments under letters of credit and $31,947,000 available for additional borrowings. The letter of credit fee is 1% and the applicable interest rate would have been 2.799% on December 31, 2019. This credit agreement contains certain conditions, affirmative financial covenants and negative covenants including a minimum tangible net worth. The Company was in compliance with all of its loan covenants as of December 31, 2019.

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

The following details the computations of the basic and diluted earnings per common share (dollars and shares in thousands, except per share amounts):

	Three Months ended
	December 31,
	2019	2018
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	3,351	3,328

Common shares issuable under
share based payment plans
which are potentially dilutive	—	3

Common shares used for diluted
earnings per common share	3,351	3,331

Net income (loss)	$(464)	884

Earnings per common share:
-basic	$(0.14)	0.27
-diluted	$(0.14)	0.27

For the three months ended December 31, 2019, 251,845 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended December 31, 2018, 165,409 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

Post Spin-Off Patriot Incentive Stock Plan

As part of the spin-off transaction, the Board of Directors of the Company adopted the Patriot

Transportation Holding, Inc. Incentive Stock Plan (“Patriot Plan”) in January, 2015. In exchange for all outstanding FRP options held on January 30, 2015, existing Company directors, officers and key employees holding option grants in the FRP Stock Option Plan(s) were issued new grants in the Patriot and FRP Plans based upon the relative value of Patriot and FRP immediately following the completion of the spin-off with the same remaining terms. All related compensation expense has been allocated to the Company (rather than FRP) and included in corporate expenses. The number of common shares available for future issuance in the Patriot Plan was 189,350 at December 31, 2019.

In December 2016, the Company approved and issued a long-term performance incentive to an officer in the form of stock appreciation rights. The Company granted 80,000 stock appreciation rights. The market price was $23.13 on the date of grant and the executive will get a cash award at age 65 based upon the stock price at that date compared to the stock price at the date of grant but in no event will the award be less than $500,000. The Company plans to expense the fair value of the award over the 9.1 year vesting period to the officer’s attainment of age 65. The accrued liability under this plan as of December 31, 2019 and 2018 was $275,000 and $184,000, respectively.

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended
	December 31,
	2019	2018
Stock option grants	$59	56
Annual director stock award	—	—
	$59	56

A summary of Company stock options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at
October 1, 2019	189,015	$21.49	6.3	$1,531
Granted	68,865	18.40		275
Forfeited	(6,035)	23.99		(57)
Outstanding at
December 31, 2019	251,845	$20.59	7.3	$1,749
Exercisable at
December 31, 2019	122,494	$22.08	5.5	$1,002
Vested during
three months ended
December 31, 2019	24,445			$204

The aggregate intrinsic value of exercisable Company options was $36,000 and the aggregate intrinsic value of all outstanding in-the-money options was $129,000 based on the Company’s market closing price of $19.48 on December 31, 2019 less exercise prices.

The realized tax benefit from option exercises during the first three months of fiscal 2020 was

$11,000 which pertained to FRP options exercised that were granted to persons employed by Patriot. The unrecognized compensation expense of Patriot options granted as of December 31, 2019 was $721,000, which is expected to be recognized over a weighted-average period of 3.7 years.

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

At December 31, 2019 and September 30, 2019, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other financial instruments approximate their fair value based upon the short-term nature of these items.

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

Customers: During the first three months of fiscal 2020, the Company’s ten largest customers accounted for approximately 63.9% of our revenue and one of these customers accounted for 20.4% of our revenue. Accounts receivable from the ten largest customers was $3,697,000 and $4,264,000 at December 31, 2019 and September 30, 2019 respectively. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income.

Deposits: Cash and cash equivalents are comprised of cash at Wells Fargo Bank, N.A.  The balances may exceed FDIC limits.

(10) Unusual or Infrequent Items Impacting Quarterly Results.

First quarter 2019 net income included $634,000, or $.19 per share, from gains on real estate sales.

(11) Subsequent Events.

On December 4, 2019 the Company’s Board of Directors declared a special cash dividend of $3.00 per share and a quarterly dividend of $.15 per share both payable on January 30, 2020 to shareholders of record on January 15, 2020. The total dividends of $10,557,000 were paid on January 30, 2020.

(12) Business Acquisition.

The Company acquired certain assets of Danfair Transport out of Americus, GA on November 4, 2019. Danfair had total revenues of approximately $2,300,000 in 2018.

The Company has accounted for this acquisition in accordance with the provisions of ASC 805, Business Combinations (ASC 805). The Company has allocated the purchase price of the business based upon the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Consideration:

Fair value of consideration transferred	(1,425)

Acquisition related costs expensed	$38

Recognized amounts of identifiable assets acquired and
liabilities assumed:
Property and equipment	$759
Prepaid tires	25
Customer relationships	436
Non-compete agreement	12
Vacation liability assumed	(13)
Total identifiable net assets assumed	$1,219
Goodwill	206
Total	$1,425

The goodwill recorded resulting from the acquisition is tax deductible. The earned payout liability currently estimated at $425,000 will be determined based upon the total revenues for the 12 months following the acquisition. The potential range of the earned payout is zero to $800,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial information and related notes that appear in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customers’ products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 86% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 14% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of December 31, 2019, we employed 524 revenue-producing drivers who operated our fleet of 345 company tractors (excluding 14 being prepared for sale), 24 owner operators and 495 trailers from our 19 terminals and 6 satellite locations in Florida, Georgia, Alabama, North Carolina and Tennessee. We experience increased seasonal demand in Florida in the spring and in most of our other locations during the summer months.

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
15

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

ITEM	Q1 2020 vs. Q1 2019
Total Revenue	Down 11.6%
Transportation Revenue	Down 9.5%
Revenue Miles	Down 14.2%
PAFR	Improved from 2.69 to 2.14
Operating Ratio	From 96.1% to 102.9%
Driver Turnover Rate	From 70.3% to 75.6%
Avg. Driver Count incl. owner operators	Down 2.0%

Comparative Results of Operations for the Three Months ended December 31, 2019 and 2018

	Three months ended December 31
(dollars in thousands)	2019	%	2018	%

Revenue miles (in thousands)	7,960		9,277

Revenues:
Transportation revenue	$22,599	91.1%	24,980	89.0%
Fuel surcharges	2,210	8.9%	3,074	11.0%
Total Revenues	24,809	100.0%	28,054	100.0%

Cost of operations:
Compensation and benefits	10,998	44.3%	12,038	42.9%
Fuel expenses	3,463	14.0%	4,276	15.3%
Repairs & tires	1,751	7.0%	1,665	6.0%
Other operating	956	3.8%	1,132	4.0%
Insurance and losses	2,769	11.2%	2,942	10.5%
Depreciation expense	1,950	7.9%	1,970	7.0%
Rents, tags & utilities	750	3.0%	847	3.0%
Sales, general & administrative	2,481	10.0%	2,468	8.8%
Corporate expenses	537	2.2%	532	1.9%
Gain on disposition of PP&E	(122)	-0.5%	(923)	-3.3%
Total cost of operations	25,533	102.9%	26,947	96.1%

Total operating profit (loss)	$(724)	-2.9%	1,107	3.9%

Total revenues for the quarter were $24,809,000, down $3,245,000 from the same quarter last year. Transportation revenues (excluding fuel surcharges) were $22,599,000, down $2,381,000 or 9.5%. The decrease in transportation revenues is primarily due to the decrease of 1,317,000 miles, or 14.2%, over the same quarter last year as we closed our Charlotte terminal in May of 2019 and have downsized certain customer accounts due to low freight rates. Transportation revenue per mile was up $.15, or 5.6%, due to improved freight rates on the majority of our business which produced $1,194,000 in additional revenue in the quarter. Fuel surcharge revenue was $2,210,000 down $864,000 from the same quarter last year due to lower miles and lower diesel prices.

Compensation and benefits decreased $1,040,000 mainly due to lower company miles, fewer non-driver employees and lower driver training pay. Fuel expenses decreased $813,000 due to lower company miles and lower cost per gallon. Insurance and losses decreased $173,000 primarily due to lower risk insurance expense offset by higher health claims. Gain on disposition of assets was $122,000 this quarter versus $923,000 in the same quarter last year which included a gain of $866,000 on the sale of a prior terminal site in Ocoee, Florida.

As a result, operating loss this quarter was ($724,000) compared to operating profit of $1,107,000 in the same quarter last year. Operating ratio was 102.9 this quarter versus 96.1 the same quarter last year.

Liquidity and Capital Resources. The Company maintains its operating accounts with Wells Fargo Bank, N.A. and these accounts directly sweep overnight against the Wells Fargo revolver. As of December 31, 2019, we had no debt outstanding on this revolver, $3,053,000 letters of credit and $31,947,000 available for additional borrowings. The Company expects our fiscal year 2020 cash generation to cover the cost of our operations, our budgeted capital expenditures and dividends.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Three months
	Ended December 31,
	2019	2018
Total cash provided by (used for):
Operating activities	$678	3,766
Investing activities	(2,771)	(229)
Financing activities	—	(634)
Increase (decrease) in cash and cash equivalents	$(2,093)	2,903

Outstanding debt at the beginning of the period	—	—
Outstanding debt at the end of the period	—	—

Operating Activities - Net cash provided by operating activities (as set forth in the cash flow statement) was $678,000 for the three months ended December 31, 2019, compared to $3,766,000 in the same period last year. The total of net income plus depreciation and amortization and less gains on sales of property and equipment decreased $288,000 versus the same period last year. These changes are described above under "Comparative Results of Operations." Accounts Payable and Accrued Liabilities decreased $1,319,000 this year due to the timing of payments related to equipment purchases. These changes comprise the majority of the increase in net cash provided by operating activities.

Investing Activities – Investing activities include the purchase of property and equipment, any business acquisitions and proceeds from sales of property and equipment upon retirement. For the three months ended December 31, 2019, we spent $2,771,000 on investing activities which included $1,771,000 for the purchase of plant, property and equipment net of proceeds from retirements and $1,000,000 for the acquisition of Danfair Transport. For the three months ended December 31, 2018, we spent $229,000 on investing activities $229,000 for the purchase of plant, property and equipment net of proceeds from retirements.

Financing Activities – Financing activities primarily include net changes to our outstanding revolving debt and proceeds from the sale of shares of common stock through employee equity incentive plans. For the three months ended December 31, 2019, we had no cash flows related to financing activities. For the three months ended December 31, 2018, cash used in financing activities was $634,000 due to bank overdrafts and debt issue costs related to a revised and restated revolver credit agreement. We had no outstanding long-term debt on December 31, 2019 or December 31, 2018.

Credit Facilities - The Company has a five-year credit agreement with Wells Fargo Bank N.A. which provides a $35 million revolving line of credit with a $10 million sublimit for stand-by letters of credit. The amounts outstanding under the credit agreement bear interest at a rate of 1.0% over

LIBOR, which may change quarterly based on the Company’s ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment, which fee may change quarterly based on our ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum $40 million tangible net worth. As of December 31, 2019, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $10.2 million combined.

Cash Requirements - The Company currently expects its fiscal 2020 capital expenditures to be approximately $7 million for replacement equipment which we expect to be fully funded by our cash generated from our operations. In December, the Company declared a special cash dividend of $3.00 per share, or approximately $10 million in the aggregate, on the Company’s outstanding common stock. This one-time, special dividend is payable on January 30, 2020, to shareholders of record at the close of business on January 15, 2020. The Company also declared a quarterly dividend of $0.15 per share, payable on January 30, 2020, to shareholders of record on January 15, 2020.

Summary and Outlook. Our balance sheet remains solid with $19 million of cash and investments and no outstanding debt.

The biggest headwinds facing us today continue to be driver turnover, risk insurance premiums and retaining business volumes with certain customers at profitable freight rates. During the 1st quarter, the Company renegotiated one of our largest customer contracts resulting in the Company turning back ~$3.8M of annualized revenue on marginally rated business while receiving an average additional 2.5% rate increase in addition to the 2.3% contractual CPI increase on a substantially larger volume of business we retained. We also walked away from some smaller accounts due to freight rates. As a result, we have capacity in our system as we head into the busy season and will offer that capacity to customers willing to pay for high quality customer service and safety.

We are very focused on controlling our fixed costs. We spent the past year retooling our health benefits platform, most of which was fully flowing through in the 1st quarter of 2020. Those efforts have resulted in quarterly savings of ~$300,000 over prior years. However, we remain self-insured on our health care and pharmacy plans and our Q1 medical claims exceeded our recent average quarterly claims rate by ~$575,000 resulting in a quarterly charge of $588,000 on health benefits.

Beginning in October, 2019 we implemented a completely new driver pay package that by and large has been a success. We were able to remain relatively flat on our driver count with fewer average drivers in training resulting in a savings of $134,000 on training pay this quarter versus the same quarter last year.

Auto liability insurance expense was down quarter over quarter as we experienced relatively good performance on our safety metrics and negotiated the closure of three years’ worth of prior claims resulting in a gain to the Company.

In early November, 2019 the Company closed on the acquisition of the assets of Danfair Transport out of Americus, GA which had total revenues of ~$2,300,000 in 2018. The transition has gone very smoothly and to date we have retained all of the customers and added some new business with one of their customers in another market. This is a very exciting opportunity for us and one we believe will add a meaningful benefit to the Company longer term.

In summary, we are not pleased with our operating performance in Q1 and have a lot of work ahead to be successful during the remainder of this fiscal year. Q1 is typically the slowest seasonal revenue quarter in our fiscal year and volumes will start to pick up as we move into the 2nd half of Q2 and into the summer travel season. While we still have some room for improvement in certain areas related to expense, we have taken many steps over the past several quarters to align our costs with current business levels. We will continue to push freight rates to profitable levels as we move forward. The greater challenge we face today is adding back revenue at acceptable freight rates with new and existing customers who value service-oriented partnerships. We are focusing on strategies to diversify our product mix (e.g. chemicals) and customer base. We have recently added two additional members to our sales team in an effort to explore the long-haul chemical market and gain exposure to petroleum customers that we do not haul for today. These efforts are an integral part of strategically growing our revenues back and returning to acceptable levels of operating profit as we move into the busy season in 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the credit agreement. Under the Wells Fargo revolving credit line of credit, the applicable spread for borrowings at December 31, 2019 was 1.0% over LIBOR. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the credit agreement exceeds a target level.

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

As of December 31, 2019, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

PATRIOT TRANSPORTATION HOLDING, INC.

Date: February 13, 2020	By	ROBERT E. SANDLIN
Robert E. Sandlin
President and Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Executive Vice President, Chief Financial
Officer and Secretary
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller, Chief Accounting Officer and
Treasurer
(Principal Accounting Officer)

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2019

EXHIBIT INDEX

(14)	Financial Code of Ethical Conduct between the Company, Chief Executive Officers, and Financial Managers (incorporated by reference to Form 8-K filed February 2, 2015).

(31)(a)	Certification of Robert E. Sandlin
(31)(b)	Certification of Matthew C. McNulty
(31)(c)	Certification of John D. Klopfenstein

(32)	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
24