Form 10-Q
period 2020-03-31
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2020-05-15
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2020.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 30, 2020
Common Stock	3,377,279
1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2020

CONTENTS

Preliminary Note Regarding Forward-Looking Statements.

Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements.

These forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources and competition and may be indicated by words or phrases such as ”anticipate”, ”estimate”, ”plans”, ”projects”, ”continuing”, ”ongoing”, ”expects”, ”management believes”, ”the Company believes”, ”the Company intends” and similar words or phrases. The following factors and others discussed in the Company’s periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: freight demand for petroleum products including the impact of the COVID-19 pandemic and “stay home” orders, as well as increased vehicle fuel efficiency, other impacts on the COVID-19 pandemic on our operations and financial results; the increased popularity of electric vehicles recessionary and terrorist impacts on travel in the Company’s markets; fuel costs and the Company’s ability to recover fuel surcharges; accident severity and frequency; risk insurance markets; driver availability and cost; the impact of future regulations, including regulations regarding the transportation industry and regulations intended to reduce greenhouse gas emissions; cyber-attacks; availability and terms of financing; competition in our markets; interest rates, and inflation and general economic conditions. However, this list is not a complete statement of all potential risks or uncertainties.

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	September 30,
Assets	2020	2019
Current assets:
Cash and cash equivalents	$11,345	21,216
Accounts receivable (net of allowance for
doubtful accounts of $112 and $133, respectively)	5,670	6,588
Federal and state taxes receivable	156	290
Inventory of parts and supplies	945	949
Prepaid tires on equipment	1,524	1,616
Prepaid taxes and licenses	309	536
Prepaid insurance	1,493	2,895
Prepaid expenses, other	354	334
Total current assets	21,796	34,424

Property and equipment, at cost	88,597	91,332
Less accumulated depreciation	54,756	57,765
Net property and equipment	33,841	33,567

Operating lease right-of-use assets	3,750	—
Goodwill	3,637	3,431
Intangible assets, net	1,057	701
Other assets, net	180	170
Total assets	$64,261	72,293

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,950	3,184
Accrued payroll and benefits	3,461	3,906
Accrued insurance	1,413	1,339
Accrued liabilities, other	659	398
Operating lease liabilities, current portion	1,166	—
Total current liabilities	9,649	8,827

Operating lease liabilities less current portion	2,785	—
Deferred income taxes	5,783	6,237
Accrued insurance	1,339	1,339
Other liabilities	881	1,093
Total liabilities	20,437	17,496
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, 5,000,000 shares authorized,
of which 250,000 shares are designated Series A
Junior Participating Preferred Stock; $0.01 par
value; none issued and outstanding	—	—
Common stock, $.10 par value; (25,000,000 shares
authorized; 3,377,279 and 3,351,329 shares issued
and outstanding, respectively)	338	335
Capital in excess of par value	38,550	38,099
Retained earnings	4,813	16,235
Accumulated other comprehensive income, net	123	128
Total shareholders’ equity	43,824	54,797
Total liabilities and shareholders’ equity	$64,261	72,293

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,		MARCH 31,
	2020	2019	2020	2019
Revenues:
Transportation revenues	$21,560	24,537	$44,159	49,517
Fuel surcharges	1,967	2,471	4,177	5,545
Total revenues	23,527	27,008	48,336	55,062

Cost of operations:
Compensation and benefits	10,381	11,852	21,379	23,890
Fuel expenses	2,946	4,004	6,409	8,280
Repairs & tires	1,571	2,006	3,322	3,671
Other operating	975	1,189	1,931	2,321
Insurance and losses	2,555	2,002	5,324	4,944
Depreciation expense	1,839	1,976	3,789	3,946
Rents, tags & utilities	753	891	1,503	1,738
Sales, general & administrative	2,609	2,561	5,090	5,029
Corporate expenses	814	867	1,351	1,399
Gain on disposition of PP&E	(328)	(633)	(450)	(1,556)
Total cost of operations	24,115	26,715	49,648	53,662

Total operating profit (loss)	(588)	293	(1,312)	1,400

Interest income and other	42	113	127	214
Interest expense	(7)	(7)	(15)	(17)

Income (loss) before income taxes	(553)	399	(1,200)	1,597
Provision for (benefit from) income taxes	(152)	110	(335)	424

Net income (Loss)	$(401)	289	$(865)	1,173

Unrealized investment gains, net	—	10	—	12
Reclassification adjust for net investment gains realized in net income	—	—	(5)	—

Comprehensive income (loss)	$(401)	299	$(870)	1,185

Earnings per common share:
Net Income (loss) -
Basic	$(0.12)	0.09	(0.26)	0.35
Diluted	$(0.12)	0.09	(0.26)	0.35

Number of shares (in thousands) used in computing:
-basic earnings per common share	3,354	3,342	3,352	3,335
-diluted earnings per common share	3,354	3,343	3,352	3,336

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2020 AND 2019

(In thousands)

(Unaudited)

	Six months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(865)	1,173
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,629	4,243
Deferred income taxes	(454)	10
Gain on asset dispositions	(450)	(1,556)
Stock-based compensation	454	475
Net changes in operating assets and liabilities:
Accounts receivable	918	(524)
Inventory of parts and supplies	4	(12)
Prepaid expenses	1,726	531
Other assets	(17)	5
Accounts payable and accrued liabilities	(782)	23
Income taxes payable and receivable	134	384
Operating lease assets and liabilities, net	(571)	—
Long-term insurance liabilities and other long-term
Liabilities	19	(5)
Net cash provided by operating activities	4,745	4,747

Cash flows from investing activities:
Purchase of property and equipment	(4,279)	(4,702)
Business acquisition	(1,000)	—
Proceeds from the sale of property, plant and equipment	1,220	2,375
Net cash used in investing activities	(4,059)	(2,327)

Cash flows from financing activities:
Dividends paid	(10,557)	—
Decrease in bank overdrafts	—	(625)
Debt issue costs	—	(9)
Net cash used in financing activities	(10,557)	(634)

Net (decrease) increase in cash and cash equivalents	(9,871)	1,786
Cash and cash equivalents at beginning of period	21,216	17,299
Cash and cash equivalents at end of the period	$11,345	19,085

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED MARCH 31, 2020 AND 2019

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders'
	Shares	Amount	Par Value	Earnings	Income, net	Investment
Balance as of October 1, 2019	3,351,329	$335	$38,099	$16,235	$128	$54,797

Stock-based compensation			119			119
Director grant	25,950	3	332			335
Cash dividends ($3.15 per share)				(10,557)		(10,557)
Net income (loss)				(865)		(865)
Reclassification adjustment of realized gain, net					(5)	(5)
Balance as of March 31, 2020	3,377,279	$338	$38,550	$4,813	$123	$43,824

Balance as of October 1, 2018	3,328,466	$333	$37,436	$14,472	$165	$52,406
Stock-based compensation			112			112
Director grant	18,863	2	361			363
Net income				1,173		1,173
Unrealized gain on investment, net					12	12
Balance as of March 31, 2019	3,347,329	$335	$37,909	$15,645	$177	$54,066

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

(1) Description of Business, Basis of Presentation and Accounting Policy Change.

Description of Business

Company’s Business. The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum related products and dry bulk commodities and liquid chemicals. We do not own any of the products we haul; rather, we act as a third party carrier to deliver our customers’ products from point A to point B, using predominately Company employees and Company-owned tractors and tank trailers. Approximately 86% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 14% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of March 31, 2020, we employed 529 drivers who operated our fleet of 350 company tractors, 22 owner operators and 474 trailers from our 19 terminals and 6 satellite locations in Florida, Georgia, Alabama, North Carolina and Tennessee.

Basis of Presentation

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2019.

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

(2) Recently Issued Accounting Standards. In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires lessees to recognize a right-to-use asset and a lease liability for the obligation to make lease payments measured at the present value of the lease payments for all leases with terms greater than twelve months. The provisions of this update and additional guidance in subsequent ASUs became effective for us beginning October 1, 2019. In July 2018, the FASB issued ASU No. 2018-11, “Leases” which provides an optional transition method allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, with no restatement of comparative prior periods required. We adopted the standard using this optional transition method. Upon adoption as of October 1, 2019, the Company recognized $3,873,000 in operating lease right-of-use assets, a reduction of $231,000 of other long-term liabilities related to straight-lined leases and $4,104,000 in operating lease liabilities. As of March 31, 2020, the Company has 8 property leases with an expected life over 12 months and 30 leased tractors and recognized $3,750,000 in operating lease right-of-use assets and $3,951,000 in operating lease obligations.

(3) Related Party Agreements. The Company provides FRP Holdings, Inc. (FRP) certain services including the services of certain shared executive officers. FRP may be considered a related party due to common significant shareholder ownership and shared common officers. A written agreement exists outlining the terms of such services and the boards of the respective companies amended and extended this agreement for one year effective April 1, 2020.

The consolidated statements of income reflect charges and/or allocation to FRP Holdings, Inc. for these services of $290,000 and $301,000 for the three months ended March 31, 2020 and 2019, and $703,000 and $723,000 for the six months ended March 31, 2020 and 2019, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as a reduction to corporate expenses.

We employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(4) Long-Term debt. The Company had no long-term debt outstanding at March 31, 2020 and September 30, 2019. On December 28, 2018 the Company entered into a First Amendment to the 2015 Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. ("Wells Fargo"), effective December 14, 2018. The Credit Agreement modifies the Company's prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a five year revolving credit facility with a maximum facility amount of $35 million, with a separate sublimit for standby letters of credit. The credit facility limit may be increased to $50 million upon request by the Company, subject to the lender's discretion and the satisfaction of certain conditions. The interest rate under the Credit Agreement will be a maximum of 1.50% over LIBOR, which may be reduced quarterly to 1.25% or 1.0% over LIBOR if the Company meets a specified ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.144% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.1145% or 0.086% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. As of March 31, 2020, we had no outstanding debt borrowed on this revolver, $3,073,000 in commitments under letters of credit and $31,927,000 available for additional borrowings. The letter of credit fee is 1% and the applicable interest rate would have been 1.989% on March 31, 2020. This credit agreement contains certain conditions, affirmative financial covenants and negative covenants including a minimum tangible net worth. The Company was in compliance with all of its loan covenants as of March 31, 2020.

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

The following details the computations of the basic and diluted earnings per common share (dollars and shares in thousands, except per share amounts):

	Three Months ended		Six months ended
	March 31,		March 31,
	2020	2019	2020	2019
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	3,354	3,342	3,352	3,335

Common shares issuable under
share based payment plans
which are potentially dilutive	—	1	—	1

Common shares used for diluted
earnings per common share	3,354	3,343	3,352	3,336

Net income (loss)	$(401)	289	(865)	1,173

Earnings (loss) per common share:
-basic	$(0.12)	0.09	(0.26)	0.35
-diluted	$(0.12)	0.09	(0.26)	0.35

For the three and six months ended March 31, 2020, 400,722 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended March 31, 2019, 181,983 and 175,373 shares attributable to outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

Post Spin-Off Patriot Incentive Stock Plan

As part of the spin-off transaction, the Board of Directors of the Company adopted the Patriot Transportation Holding, Inc. Incentive Stock Plan (“Patriot Plan”) in January, 2015. In exchange for all outstanding FRP options held on January 30, 2015, existing Company directors, officers and key employees holding option grants in the FRP Stock Option Plan(s) were issued new grants in the Patriot and FRP Plans based upon the relative value of Patriot and FRP immediately following the completion of the spin-off with the same remaining terms. All related compensation expense has been allocated to the Company (rather than FRP) and included in corporate expenses. The number of common shares available for future issuance in the Patriot Plan was 163,400 at March 31, 2020.

On January 30, 2020, the Company paid an extraordinary dividend of $3.00 per share to all shareholders of record. In accordance with Section 4.2 of the 2006 Stock Incentive Plan, Section 11 of the 2014 Equity Incentive Plan, and Section 409A of the Internal Revenue Code, the Company has adjusted the terms of all stock option grants outstanding and the stock appreciation rights as of the close of business on January 30, 2020.

In December 2016, the Company approved and issued a long-term performance incentive to an officer in the form of stock appreciation rights. As adjusted for the extraordinary dividend the Company granted 132,286 stock appreciation rights. The adjusted market price of the grant was $16.82, and the executive will get a cash award at age 65 based upon the stock price at that date compared to the stock price at the date of grant but in no event will the award be less than $500,000. The Company plans to expense the fair value of the award over the 9.1 year vesting period to the officer’s attainment of age 65. The accrued liability under this plan as of March 31, 2020 and 2019 was $297,000 and $207,000, respectively.

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Six months ended
	March 31,		March 31,
	2020	2019	2020	2019
Stock option grants	$60	57	119	112
Annual director stock award	335	363	335	363
	$395	420	454	475

A summary of Company stock options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at
October 1, 2019	189,015	$21.49	6.3	$1,531
Term Adjustment	148,877
Granted	68,865	18.40		275
Forfeited	(6,035)	23.99		(57)
Outstanding at
March 31, 2020	400,722	$14.96	7.1	$1,749
Exercisable at
March 31, 2020	191,597	$16.09	5.3	$1,002
Vested during
six months ended
March 31, 2020	39,070			$204

There were no exercisable or outstanding in-the-money options based on the Company’s market closing price of $9.25 on March 31, 2020.

The realized tax benefit from option exercises during the first six months of fiscal 2020 was $11,000 which pertained to FRP options exercised that were granted to persons employed by Patriot. The unrecognized compensation expense of Patriot options granted as of March 31, 2020 was $660,000, which is expected to be recognized over a weighted-average period of 3.5 years.

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

At March 31, 2020 and September 30, 2019, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other financial instruments approximate their fair value based upon the short-term nature of these items.

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

Customers: During the first six months of fiscal 2020, the Company’s ten largest customers accounted for approximately 63.0% of our revenue and one of these customers accounted for 21.0% of our revenue. Accounts receivable from the ten largest customers was $3,259,000 and $4,264,000 at March 31, 2020 and September 30, 2019 respectively. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income.

Deposits: Cash and cash equivalents are comprised of cash at Wells Fargo Bank, N.A.  The balances may exceed FDIC limits.

(10) Unusual or Infrequent Items Impacting Quarterly Results.

First quarter 2019 net income included $634,000, or $.19 per share, from gains on real estate sales. Second quarter 2019 net income included $179,000 or $.05 per share, from a gain of $247,000 on the insurance settlement for hurricane damages and losses sustained at our Panama City, Florida location in first quarter 2019.

(11) Business Acquisition.

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

(12) Subsequent Events.

COVID-19. The outbreak of the novel coronavirus (“SARS-CoV-2” or “COVID-19”) has evolved into a global pandemic. The extent to which the coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted. We derive approximately 86% of our revenues from the hauling of petroleum products, and “stay home” orders issued by state and local governments to mitigate the spread of COVID-19 has dramatically reduced consumption of petroleum products and the resulting demand for our services. These measures resulted in a reduction of 240,000 revenue miles in the second quarter of fiscal 2020 and will have an even greater impact in the third quarter.

Should the coronavirus continue to spread, our business operations could be delayed or interrupted. For instance, our operations would be adversely impacted if a number of our administrative personnel, drivers or field personnel are infected and become ill or are quarantined. In response to the pandemic, we have arranged for certain administrative employees to work remotely outside of our offices or to work in shifts. At this time, we believe that our business will continue to be exempted from shelter-in-place orders or other mandated local travel restrictions as an essential service but there can be no assurance as to the scope of quarantine orders imposed by local or state governments.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, or the economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the situation closely.

Wilmington Closure. On April 25th, the Company closed the operation of our Wilmington, NC terminal and transitioned the business to another operator that has a larger presence and more scale in the North Carolina chemical marketplace. This terminal has underperformed for the past several quarters mainly due to the closure of a large chemical customer in the area coupled with rate compression in the short haul, commodity chemical market. Revenues at the Wilmington terminal YTD were $1,352,000. We transferred over many of our employees, subleased the terminal, leased some trailers for a few months and eventually will sell all unneeded equipment and other facility assets on which we anticipate a gain.

Tampa Property. On May 8, 2020, the City of Tampa, and all other required agencies, officially approved the Site Plan for the proposed mixed use development on our property located on Dale Mabry Highway in Tampa, Florida. As a result, the 120 day study period for the Buyer commenced that same day. Assuming the buyer is satisfied that all contingencies have been met, we anticipate a closing sometime late this calendar year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial information and related notes that appear in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customers’ products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 86% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 14% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of March 31, 2020, we employed 529 revenue-producing drivers who operated our fleet of 350 company tractors, 22 owner operators and 474 trailers from our 19 terminals and 6 satellite locations in Florida, Georgia, Alabama, North Carolina and Tennessee. We experience increased seasonal demand in Florida in the spring and in most of our other locations during the summer months.

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
16

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

ITEM	Six months 2020 vs. 2019
Total Revenue	Down 12.2%
Transportation Revenue	Down 10.8%
Revenue Miles	Down 15.8%
PAFR (incidents per 1M miles)	Up to 1.95 from 1.92
Operating Ratio	102.7% vs. 97.5%
Driver Turnover Rate	77.8% vs. 72.6%
Avg. Driver Count incl. owner operators	Down 6.4%

Comparative Results of Operations for the Three Months ended March 31, 2020 and 2019

	Three months ended March 31
(dollars in thousands)	2020	%	2019	%

Revenue miles (in thousands)	7,410		8,975

Revenues:
Transportation revenue	$21,560	91.6%	24,537	90.9%
Fuel surcharges	1,967	8.4%	2,471	9.1%
Total Revenues	23,527	100.0%	27,008	100.0%

Cost of operations:
Compensation and benefits	10,381	44.1%	11,852	43.9%
Fuel expenses	2,946	12.5%	4,004	14.8%
Repairs & tires	1,571	6.7%	2,006	7.4%
Other operating	975	4.1%	1,189	4.4%
Insurance and losses	2,555	10.9%	2,002	7.4%
Depreciation expense	1,839	7.8%	1,976	7.3%
Rents, tags & utilities	753	3.2%	891	3.3%
Sales, general & administrative	2,609	11.1%	2,561	9.5%
Corporate expenses	814	3.5%	867	3.2%
Gain on disposition of PP&E	(328)	-1.4%	(633)	-2.3%
Total cost of operations	24,115	102.5%	26,715	98.9%

Total operating profit (loss)	$(588)	-2.5%	293	1.1%

The Company reported a net loss of ($401,000), or ($.12) per share, compared to net income of $289,000, or $.09 per share, in the same quarter last year.

Transportation revenues (excluding fuel surcharges) were $21,560,000, down $2,977,000 from the same quarter last year. Revenue miles were down 1,565,000 miles, or 17.4%, over the same quarter last year primarily due to the closure of our Charlotte terminal in May 2019,the recent downsizing of certain customer business due to freight rates, and the COVID-19 pandemic beginning in the middle of March (~240,000 miles)). Transportation revenue per mile was up $.18, or 6.6%, which has helped to offset the negative impact of fewer miles. Fuel surcharge revenue was $1,967,000, down $504,000 from the same quarter last year.

Compensation and benefits decreased $1,471,000 mainly due to lower company miles and lower driver training pay. Gross fuel expense decreased $1,058,000 due to lower company miles and lower cost per gallon. Repair and tire expense decreased $435,000 due to lower miles this quarter and several high dollar repairs in the 2nd quarter last year. Insurance and losses increased $553,000 primarily due to a high number of expensive health care claims and a smaller gain from risk insurance this quarter vs. the prior year’s same quarter. Depreciation expense was down $137,000 in the quarter as we adjusted our fleet size to meet our business levels. Gain on disposition of assets was $328,000 this quarter versus $633,000 in the same quarter last year (last year included a gain of $247,000 on an insurance settlement for hurricane damages and losses).

As a result, operating loss this quarter was ($588,000) compared to operating profit of $293,000 in the same quarter last year. Operating ratio was 102.5 this quarter versus 98.9 in the same quarter last year.

Comparative Results of Operations for the Six Months ended March 31, 2020 and 2019

	Six months ended March 31
(dollars in thousands)	2020	%	2019	%

Revenue miles (in thousands)	15,370		18,252

Revenues:
Transportation revenue	$44,159	91.4%	49,517	89.9%
Fuel surcharges	4,177	8.6%	5,545	10.1%
Total Revenues	48,336	100.0%	55,062	100.0%

Cost of operations:
Compensation and benefits	21,379	44.2%	23,890	43.4%
Fuel expenses	6,409	13.3%	8,280	15.0%
Repairs & tires	3,322	6.9%	3,671	6.7%
Other operating	1,931	4.0%	2,321	4.2%
Insurance and losses	5,324	11.0%	4,944	9.0%
Depreciation expense	3,789	7.8%	3,946	7.2%
Rents, tags & utilities	1,503	3.1%	1,738	3.2%
Sales, general & administrative	5,090	10.5%	5,029	9.1%
Corporate expenses	1,351	2.8%	1,399	2.5%
Gain on disposition of PP&E	(450)	-0.9%	(1,556)	-2.8%
Total cost of operations	49,648	102.7%	53,662	97.5%

Total operating profit (loss)	$(1,312)	-2.7%	1,400	2.5%

The Company reported a net loss of ($865,000), or ($.26) per share, compared to net income of $1,173,000, or $.35 per share, in the same period last year. Net income in the first six months of 2019 included $634,000, or $.19 per share, from gains on real estate sales.

Transportation revenues (excluding fuel surcharges) were $44,159,000, down $5,358,000 or 10.8% on 2,882,000 fewer miles. Transportation revenue per mile was up $.16 due to increased freight rates which has helped to offset the negative impact of fewer miles. Fuel surcharge revenue was $4,177,000, down $1,368,000 from the same period last year.

Compensation and benefits decreased $2,511,000 mainly due to lower company miles and lower driver training pay. Gross fuel expenses decreased $1,871,000 due to lower company miles and lower cost per gallon. Repair and tire expense decreased $349,000 due to reduced miles in the first six months of this year and several high dollar repairs in the same period last year. Insurance and losses increased $380,000 primarily due to higher health claims. Gain on disposition of assets was $450,000 this period versus $1,556,000 in the same period last year which included a gain of $866,000 on the sale of a prior terminal site in Ocoee, Florida and a gain of $247,000 on the insurance settlement for hurricane damages sustained at our Panama City, Florida location.

As a result, operating loss was ($1,312,000) compared to operating profit of $1,400,000 in the same period last year. Operating ratio was 102.7 in the first six months versus 97.5 in the same period last year.

Liquidity and Capital Resources. The Company maintains its operating accounts with Wells Fargo Bank, N.A. and these accounts directly sweep overnight against the Wells Fargo revolver. As of March 31, 2020, we had no debt outstanding on this revolver, $3,073,000 letters of credit and $31,927,000 available for additional borrowings. The Company expects our fiscal year 2020 cash generation to cover the cost of our operations, our budgeted capital expenditures and dividends.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Six months
	Ended March 31,
	2020	2019
Total cash provided by (used for):
Operating activities	$4,745	4,747
Investing activities	(4,059)	(2,327)
Financing activities	(10,557)	(634)
Increase (decrease) in cash and cash equivalents	$(9,871)	1,786

Outstanding debt at the beginning of the period	—	—
Outstanding debt at the end of the period	—	—

Operating Activities - Net cash provided by operating activities (as set forth in the cash flow statement) was $4,745,000 for the six months ended March 31, 2020, compared to $4,747,000 in the same period last year. The total of net income plus depreciation and amortization and less gains on sales of property and equipment decreased $546,000 versus the same period last year. These changes are described above under "Comparative Results of Operations." This decrease was mostly offset by a decrease in prepaid insurance due to refunds from our captive upon closing out three prior years. These changes comprise the majority of the decrease in net cash provided by operating activities.

Investing Activities – Investing activities include the purchase of property and equipment, any business acquisitions and proceeds from sales of property and equipment upon retirement. For the six months ended March 31, 2020, we spent $4,059,000 on investing activities which included $3,059,000 for the purchase of plant, property and equipment net of proceeds from retirements and $1,000,000 for the acquisition of Danfair Transport. For the six months ended March 31, 2019, we spent $2,327,000 on investing activities for the purchase of plant, property and equipment net of proceeds from retirements.

Financing Activities – Financing activities primarily include net changes to our outstanding revolving debt and proceeds from the sale of shares of common stock through employee equity incentive plans. For the six months ended March 31, 2019, cash used in financing activities was $10,557,000 due to dividends paid in the second quarter. For the six months ended March 31, 2019, cash used in financing activities was $634,000 due to bank overdrafts and debt issue costs related to a revised and restated revolver credit agreement. We had no outstanding long-term debt on March 31, 2020 or March 31, 2019.

Credit Facilities - The Company has a five-year credit agreement with Wells Fargo Bank N.A. which provides a $35 million revolving line of credit with a $10 million sublimit for stand-by letters of credit. The amounts outstanding under the credit agreement bear interest at a rate of 1.0% over LIBOR, which may change quarterly based on the Company’s ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment, which fee may change quarterly based on our ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum $40 million tangible net worth. As of March 31, 2020, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $10.3 million combined.

Cash Requirements - The Company currently expects its fiscal 2020 capital expenditures to be approximately $5 million revised down from $7 million in the first quarter for replacement equipment which we expect to be fully funded by our cash generated from our operations. The amount of capital expenditures through March 31, 2020 were $4,279,000, we have no tractors or trailer purchases planned for the remainder of the fiscal year.

In December, we announced that our Board of Directors declared a special cash dividend of $3.00 per share, or approximately $10 million in the aggregate, on the Company’s outstanding common stock. This one-time, special dividend was paid on January 30, 2020, to shareholders of record at the close of business on January 15, 2020. In December, the Board also declared a quarterly dividend of $0.15 per share, paid on January 30, 2020, to shareholders of record on January 15, 2020. Due to the negative impact of the COVID-19 pandemic on the financial performance of the company and the uncertainty of when the markets we serve will recover, the Board voted to suspend the quarterly dividend until further notice.

Impact of the COVID-19 Pandemic. The COVID-19 pandemic is having an unprecedented impact on demand for oil and petroleum products. The Petroleum Status Report from the Energy Information Administration shows just how dramatic the impact has been on U.S. gasoline demand. For the week that ended 4/3/20, gasoline demand fell to 5.065 million barrels per day (BPD), a 48% decline in gasoline demand versus the same period a year ago.

As an essential business, we have continued to operate throughout the pandemic in accordance with White House guidance and orders issued by state and local authorities. We have implemented social distancing and other measures to protect the health of our employees and customers. While we recognize the importance of social distancing to protect human health, these measures will adversely affect petroleum sales and therefore the demand for our products as long as they remain in place.

Summary and Outlook. Prior to the outbreak of the COVID pandemic, Management was encouraged about the rate environment in light of an increase of $.18 per mile, or 6.6%, on transportation revenue this quarter versus the same quarter last year. Our intent was to continue to push rates higher to offset the rising costs associated with the on-going driver shortage and rising risk insurance premiums while exiting customer relationships that did not allow us to earn an acceptable profit on our services. During the 1st quarter, the Company renegotiated one of our largest customer contracts resulting in the Company turning back ~$3.5M of annualized revenue on marginally rated business while receiving a ~4.5% rate increase on a substantially larger volume of business we retained. Those rate increases were fully in effect as of February 1, 2020. We also walked away from some smaller accounts due to freight rates. As a result, we had capacity in our system as we headed into the busy season which typically begins in late February and were heavily focusing our sales efforts to gain meaningful volume with customers with whom we felt we could partner. January and February suffered as a result of this lost revenue but we were starting to see success on new revenue gains and operating results in early March until the outbreak of COVID-19.

As of mid-March, following the start of the impacts from COVID-19, our focus has shifted to managing the business through the crisis, dealing with reduced volumes and controlling costs. We are deemed an essential service and have and will continue to haul freight through the crisis. Our petroleum miles have been averaging ~35-40% lower due to the reduced demand associated with the “shelter in place” mandates. We expect that trend will continue in the near term and will begin to reverse gradually while the Southeastern US economy reopens over the next several months. As it relates to our employees, we immediately put social distancing and hygiene protocols in place plus work from home mandates for many employees. We eliminated the vast majority of our “minimum pay” program and we anticipate this will save us ~$75,000 per month going forward. Unfortunately, we were also forced to lay off several positions, cut our hourly paid staffs’ hours and furloughed over 30 drivers. We will continue to monitor our business closely and adjust our staffing accordingly.

Our balance sheet remains solid with $11.3 million of cash and investments and no outstanding debt as of March 31, 2020. We will not order additional replacement tractors during the remainder of this fiscal year which cuts our planned purchases by 50%. Our depreciation and amortization is approximately $2 million each quarter. In addition, we will have other non-cash expenses of approximately $1 million in the June quarter such as real estate taxes and deferrals of employer FICA taxes as allowed by the CARES Act.

Looking ahead, with freight volumes down significantly across the country, there is an enormous amount of excess driver capacity. Additionally, we are also seeing a rapidly rising unemployment rate across the US. A sustained higher unemployment rate coming out of this crisis could result in the loosening of the tight driver market we have faced for several years. That would have a positive impact on reducing the Company’s expenses associated with hiring, training and retaining drivers. We are anxious to see what our business will look like once we return to a reopened economy. We anticipate that tanker companies like ours with no debt, lots of depreciation and plenty of cash reserves will find themselves at an advantage as petroleum customers begin to reevaluate their options in the marketplace.

On May 8, 2020, the City of Tampa, and all other required agencies, officially approved the Site Plan for the proposed mixed use development on our property located on Dale Mabry Highway in Tampa, Florida. As a result, the 120 day study period for the Buyer commenced that same day. Assuming the buyer is satisfied that all contingencies have been met, we anticipate a closing sometime late this calendar year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the credit agreement. Under the Wells Fargo revolving credit line of credit, the applicable spread for borrowings at March 31, 2020 was 1.0% over LIBOR. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the credit agreement exceeds a target level.

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

As of March 31, 2020, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

The following risk factors set forth below are in addition or changes to the risk factors discussed under Part I, Item 1A (Risk Factors) of our most recent annual report on Form 10-K

Our business may be adversely affected by the ongoing coronavirus pandemic.

The outbreak of the novel coronavirus (“SARS-CoV-2” or “COVID-19”) has evolved into a global pandemic. The coronavirus has spread to many regions of the world, including the areas of the United States where we operate. The extent to which the coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Should the coronavirus continue to spread, our business operations could be delayed or interrupted. For instance, our operations would be adversely impacted if a number of our administrative personnel, drivers or field personnel are infected and become ill or are quarantined. In response to the pandemic, we have arranged for certain administrative employees to work remotely outside of our offices or to work in shifts. At this time, we believe that our business would generally be exempted from shelter-in-place orders or other mandated local travel restrictions as an essential service but there can be no assurance as to the scope of quarantine orders imposed by local or state governments.

The spread of the coronavirus, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, will have a material economic effect on our business for some period of time as our business depends heavily on the demand for petroleum products. Despite relatively low fuel prices, gasoline sales have fallen sharply due to individual, business and government-imposed travel restrictions and a sharp reduction in tourism. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common stock.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, or the economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the situation closely.

Our business is subject to general economic and other factors that are largely out of our control and could affect our operations, profitability and cash flow.

Our business is dependent on various economic factors over which we have little control, that include:

•	the availability of qualified drivers;
•	access to the credit and capital markets;
•	rising healthcare costs;
•	increases in fuel prices, taxes and tolls;
•	increases in costs of equipment;
•	interest rate fluctuations;
•	excess capacity in the trucking industry
•	changes in laws or regulations or changes in license and regulatory fees;
•	potential disruptions at U.S. ports of entry and in pipeline operations;
•	downturns in customers’ business cycles; and
•	insurance prices and insurance coverage availability.

As a result, we may experience periods of overcapacity, declining prices, lower profit margins and less availability of cash in the future. The COVID-19 pandemic has had widespread adverse economic impacts, and the ultimate impact of the pandemic on these and other factors affecting our business is highly uncertain. Our revenues and operating income could be materially adversely affected.

We would be adversely affected by a decline in demand for hauling petroleum products in our markets.

We derive approximately 86% of our revenues from the hauling of petroleum products, including gasoline, diesel fuel and ethanol. The demand for these services is determined by motor fuel consumption in our markets, which is affected by general economic conditions, employment levels, consumer confidence, spending patterns and gasoline prices. In response to the spread of COVID-19, businesses and governments have imposed restrictions on travel, quarantine and “shelter-in-place” policies which have caused a significant decline in demand for petroleum products. Despite relatively low fuel prices, gasoline sales have fallen sharply as a result of these restrictions and a sharp reduction in tourism. While we anticipate that stringent travel restrictions and “stay-at-home” orders will be temporary, a continuing public health crisis or recession could continue to impact the demand for petroleum products.

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

There is substantial competition for qualified personnel, particularly drivers, in the trucking industry. We operate in many geographic areas where there is currently a shortage of drivers. Regulatory requirements, including electronic logging, could continue to reduce the number of eligible drivers in our markets. Any shortage of drivers could result in temporary under-utilization of our equipment, difficulty in meeting our customers’ demands and increased compensation levels, each of which could have a material adverse effect on our business, results of operations and financial condition. A loss of qualified drivers could lead to an increased frequency in the number of accidents, potential claims exposure and, indirectly, insurance costs.

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

Our business requires substantial ongoing capital investment, particularly for tractors, trailers, terminals and technology. Our capital expenditures were approximately $6.3 million, $4.7 million and $9.6 million in 2017, 2018 and 2019, respectively, and we expect to make capital expenditures of approximately $5.0 million during fiscal 2020. We expect that cash flow from operations and borrowings under our revolving credit facility will be our primary sources of financing for capital expenditures. We anticipate that the broad impacts of the COVID-19 pandemic, including the sharp decline in demand for petroleum products and the significant disruption of financial markets, could have a material adverse impact on our cash flow from operations and our ability to access capital on favorable terms. If we are unable to generate sufficient cash from operations or borrow sufficient funds on terms that are acceptable to us, we may be forced to limit our growth and operate existing equipment for significant periods of time, each of which could have a material adverse effect on our business, results of operations and financial condition.

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

We usually must spend and risk a significant amount of capital to fund our activities. Although most capital needs are funded from operating cash flow, the timing of cash flows from operations and capital funding needs may not always coincide, and the levels of cash flow may not fully cover capital funding requirements. Additionally, we anticipate that the broad impacts of the COVID-19 pandemic, including the sharp decline in demand for petroleum products, could materially reduce our cash flow from operations.

From time to time, we may need to supplement our cash generated from operations with proceeds from financing activities. We currently have a revolving credit facility available to us, for up to $35 million of borrowings, to provide us with available financing for working capital, equipment purchases and other general corporate purposes. This credit facility is intended to meet any ongoing cash needs in excess of internally generated cash flows. The disruption to financial markets caused by the COVID-19 pandemic could adversely impact our ability to obtain financing on terms that are acceptable to us.

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

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 30.
28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT TRANSPORTATION HOLDING, INC.

Date: May 14, 2020	By	ROBERT E. SANDLIN
Robert E. Sandlin
President and Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Vice President, Chief Financial Officer and
Secretary
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller, Chief Accounting Officer and
Treasurer
(Principal Accounting Officer)

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

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
30