Form 10-Q
period 2020-06-30
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2020-08-14
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2020.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	August 12, 2020
Common Stock	3,377,279
1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2020

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	September 30,
Assets	2020	2019
Current assets:
Cash and cash equivalents	$13,646	21,216
Accounts receivable (net of allowance for
doubtful accounts of $93 and $133, respectively)	5,188	6,588
Federal and state taxes receivable	—	290
Inventory of parts and supplies	801	949
Prepaid tires on equipment	1,431	1,616
Prepaid taxes and licenses	156	536
Prepaid insurance	1,578	2,895
Prepaid expenses, other	315	334
Total current assets	23,115	34,424

Property and equipment, at cost	84,842	91,332
Less accumulated depreciation	52,948	57,765
Net property and equipment	31,894	33,567

Operating lease right-of-use assets	3,227	—
Goodwill	3,637	3,431
Intangible assets, net	1,007	701
Other assets, net	176	170
Total assets	$63,056	72,293

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,755	3,184
Federal and state taxes payable	413	—
Accrued payroll and benefits	2,962	3,906
Accrued insurance	1,685	1,339
Accrued liabilities, other	860	398
Operating lease liabilities, current portion	1,166	—
Total current liabilities	8,841	8,827

Operating lease liabilities less current portion	2,249	—
Deferred income taxes	5,280	6,237
Accrued insurance	1,339	1,339
Other liabilities	890	1,093
Total liabilities	18,599	17,496
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, 5,000,000 shares authorized,
of which 250,000 shares are designated Series A
Junior Participating Preferred Stock; $0.01 par
value; none issued and outstanding	—	—
Common stock, $.10 par value; (25,000,000 shares
authorized; 3,377,279 and 3,351,329 shares issued
and outstanding, respectively)	338	335
Capital in excess of par value	38,610	38,099
Retained earnings	5,386	16,235
Accumulated other comprehensive income, net	123	128
Total shareholders’ equity	44,457	54,797
Total liabilities and shareholders’ equity	$63,056	72,293

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2020	2019	2020	2019
Revenues:
Transportation revenues	$18,032	24,907	$62,191	74,424
Fuel surcharges	979	2,619	5,156	8,164
Total revenues	19,011	27,526	67,347	82,588

Cost of operations:
Compensation and benefits	8,575	11,985	29,954	35,875
Fuel expenses	1,738	3,988	8,147	12,268
Repairs & tires	1,182	1,901	4,504	5,572
Other operating	768	1,189	2,699	3,510
Insurance and losses	1,443	2,211	6,767	7,155
Depreciation expense	1,815	1,976	5,604	5,922
Rents, tags & utilities	719	833	2,222	2,571
Sales, general & administrative	1,839	2,479	6,929	7,508
Corporate expenses	362	426	1,713	1,825
Loss (gain) on disposition of PP&E	(224)	115	(674)	(1,441)
Total cost of operations	18,217	27,103	67,865	80,765

Total operating profit (loss)	794	423	(518)	1,823

Interest income and other	4	116	131	330
Interest expense	(8)	(8)	(23)	(25)

Income (loss) before income taxes	790	531	(410)	2,128
Provision for (benefit from) income taxes	217	135	(118)	559

Net income (Loss)	$573	396	$(292)	1,569

Unrealized investment gains, net	—	7	—	19
Reclassification adjust for net investment gains realized in net income	—	—	(5)	—

Comprehensive income (loss)	$573	403	$(297)	1,588

Earnings per common share:
Net Income (loss) -
Basic	$0.17	0.12	(0.09)	0.47
Diluted	$0.17	0.12	(0.09)	0.47

Number of shares (in thousands) used in computing:
-basic earnings per common share	3,377	3,347	3,366	3,339
-diluted earnings per common share	3,377	3,348	3,366	3,340

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2020 AND 2019

(In thousands)

(Unaudited)

	Nine months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(292)	1,569
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	6,880	6,373
Non-cash gain of acquisition-related contingent consideration	(150)	—
Deferred income taxes	(957)	77
Gain on asset dispositions	(674)	(1,441)
Stock-based compensation	514	532
Net changes in operating assets and liabilities:
Accounts receivable	1,400	394
Inventory of parts and supplies	148	(49)
Prepaid expenses	1,926	608
Other assets	136	30
Accounts payable and accrued liabilities	(2,003)	224
Income taxes payable and receivable	703	430
Operating lease assets and liabilities, net	(870)	—
Long-term insurance liabilities and other long-term
Liabilities	28	(8)
Net cash provided by operating activities	6,789	8,739

Cash flows from investing activities:
Purchase of property and equipment	(4,537)	(7,603)
Business acquisition	(1,000)	—
Proceeds from the sale of property, plant and equipment	1,735	2,649
Net cash used in investing activities	(3,802)	(4,954)

Cash flows from financing activities:
Dividends paid	(10,557)	—
Decrease in bank overdrafts	—	(625)
Debt issue costs	—	(9)
Net cash used in financing activities	(10,557)	(634)

Net (decrease) increase in cash and cash equivalents	(7,570)	3,151
Cash and cash equivalents at beginning of period	21,216	17,299
Cash and cash equivalents at end of the period	$13,646	20,450

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED JUNE 30, 2020 AND 2019

(In thousands)

(Unaudited)

					Accumulated
			Capital in		Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Stockholders'
	Shares	Amount	Par Value	Earnings	Income, net	Investment
Balance as of October 1, 2019	3,351,329	$335	$38,099	$16,235	$128	$54,797

Stock-based compensation			179			179
Director grant	25,950	3	332			335
Cash dividends ($3.15 per share)				(10,557)		(10,557)
Net income (loss)				(292)		(292)
Reclassification adjustment of realized gain, net					(5)	(5)
Balance as of June 30, 2020	3,377,279	$338	$38,610	$5,386	$123	$44,457

Balance as of October 1, 2018	3,328,466	$333	$37,436	$14,472	$165	$52,406
Stock-based compensation			169			169
Director grant	18,863	2	361			363
Net income				1,569		1,569
Unrealized gain on investment, net					19	19
Balance as of June 30, 2019	3,347,329	$335	$37,966	$16,041	$184	$54,526

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

(1) Description of Business, Basis of Presentation and Accounting Policy Change.

Description of Business

Company’s Business. The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum related products and dry bulk commodities and liquid chemicals. We do not own any of the products we haul; rather, we act as a third party carrier to deliver our customers’ products from point A to point B, using predominantly Company employees and Company-owned tractors and tank trailers. Approximately 86% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 14% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of June 30, 2020, we employed 455 revenue-producing drivers who operated our fleet of 323 company tractors (excluding 1 being placed in service and 2 being prepared for sale), 19 owner operators and 452 trailers from our 18 terminals and 6 satellite locations in Florida, Georgia, Alabama, and Tennessee.

Basis of Presentation

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2019.

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

(2) Recently Issued Accounting Standards. In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires lessees to recognize a right-to-use asset and a lease liability for the obligation to make lease payments measured at the present value of the lease payments for all leases with terms greater than twelve months. The provisions of this update and additional guidance in subsequent ASUs became effective for us beginning October 1, 2019. In July 2018, the FASB issued ASU No. 2018-11, “Leases” which provides an optional transition method allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, with no restatement of comparative prior periods required. We adopted the standard using this optional transition method. Upon adoption as of October 1, 2019, the Company recognized $3,873,000 in operating lease right-of-use assets, a reduction of $231,000 of other long-term liabilities related to straight-lined leases and $4,104,000 in operating lease liabilities. As of June 30, 2020, the Company has 6 property leases with an expected life over 12 months and 30 leased tractors and recognized $3,227,000 in operating lease right-of-use assets and $3,415,000 in operating lease obligations.

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

The consolidated statements of income reflect charges and/or allocation to FRP Holdings, Inc. for these services of $290,000 and $328,000 for the three months ended June 30, 2020 and 2019, and $993,000 and $1,051,000 for the nine months ended June 30, 2020 and 2019, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as a reduction to corporate expenses.

We employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(4) Long-Term debt. The Company had no long-term debt outstanding at June 30, 2020 and September 30, 2019. On December 28, 2018 the Company entered into a First Amendment to the 2015 Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. ("Wells Fargo"), effective December 14, 2018. The Credit Agreement modifies the Company's prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a five year revolving credit facility with a maximum facility amount of $35 million, with a separate sublimit for standby letters of credit. The credit facility limit may be increased to $50 million upon request by the Company, subject to the lender's discretion and the satisfaction of certain conditions. The interest rate under the Credit Agreement will be a maximum of 1.50% over LIBOR, which may be reduced quarterly to 1.25% or 1.0% over LIBOR if the Company meets a specified ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.144% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.1145% or 0.086% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. As of June 30, 2020, we had no outstanding debt borrowed on this revolver, $3,073,000 in commitments under letters of credit and $31,927,000 available for additional borrowings. The letter of credit fee is 1% and the applicable interest rate would have been 1.17825% on June 30, 2020. This credit agreement contains certain conditions, affirmative financial covenants and negative covenants including a minimum tangible net worth. The Company was in compliance with all of its loan covenants as of June 30, 2020.

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

The following details the computations of the basic and diluted earnings per common share (dollars and shares in thousands, except per share amounts):

	Three Months ended		Nine months ended
	June 30,		June 30,
	2020	2019	2020	2019
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	3,377	3,347	3,366	3,339

Common shares issuable under
share based payment plans
which are potentially dilutive	—	1	—	1

Common shares used for diluted
earnings per common share	3,377	3,348	3,366	3,340

Net income (loss)	$573	396	(292)	1,569

Earnings (loss) per common share:
-basic	$0.17	0.12	(0.09)	0.47
-diluted	$0.17	0.12	(0.09)	0.47

For the three and nine months ended June 30, 2020, 400,722 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended June 30, 2019, 181,983 and 185,983 shares attributable to outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

Post Spin-Off Patriot Incentive Stock Plan

As part of the spin-off transaction, the Board of Directors of the Company adopted the Patriot Transportation Holding, Inc. Incentive Stock Plan (“Patriot Plan”) in January, 2015. In exchange for all outstanding FRP options held on January 30, 2015, existing Company directors, officers and key employees holding option grants in the FRP Stock Option Plan(s) were issued new grants in the Patriot and FRP Plans based upon the relative value of Patriot and FRP immediately following the completion of the spin-off with the same remaining terms. All related compensation expense has been allocated to the Company (rather than FRP) and included in corporate expenses. The number of common shares available for future issuance in the Patriot Plan was 163,400 at June 30, 2020.

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

In December 2016, the Company approved and issued a long-term performance incentive to an officer in the form of stock appreciation rights. As adjusted for the extraordinary dividend the Company granted 132,286 stock appreciation rights. The adjusted market price of the grant was $16.82, and the executive will get a cash award at age 65 based upon the stock price at that date compared to the stock price at the date of grant but in no event will the award be less than $500,000. The Company plans to expense the fair value of the award over the 9.1 year vesting period to the officer’s attainment of age 65. The accrued liability under this plan as of June 30, 2020 and 2019 was $320,000 and $229,000, respectively.

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Nine months ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock option grants	$60	57	179	169
Annual director stock award	—	—	335	363
	$60	57	514	532

A summary of Company stock options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at
October 1, 2019	189,015	$21.49	6.3	$1,531
Term Adjustment	148,877
Granted	68,865	18.40		275
Forfeited	(6,035)	23.99		(57)
Outstanding at
June 30, 2020	400,722	$14.96	6.9	$1,749
Exercisable at
June 30, 2020	191,597	$16.09	5.0	$1,002
Vested during
nine months ended
June 30, 2020	39,070			$204
11

There were no exercisable or outstanding in-the-money options based on the Company’s market closing price of $8.33 on June 30, 2020.

The realized tax benefit from option exercises during the first nine months of fiscal 2020 was $11,000 which pertained to FRP options exercised that were granted to persons employed by Patriot. The unrecognized compensation expense of Patriot options granted as of June 30, 2020 was $600,000, which is expected to be recognized over a weighted-average period of 3.3 years.

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

At June 30, 2020 and September 30, 2019, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other financial instruments approximate their fair value based upon the short-term nature of these items.

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

Customers: During the first nine months of fiscal 2020, the Company’s ten largest customers accounted for approximately 62.7% of our revenue and one of these customers accounted for 21.2% of our revenue. Accounts receivable from the ten largest customers was $3,301,000 and $4,264,000 at June 30, 2020 and September 30, 2019 respectively. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income.

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

The goodwill recorded resulting from the acquisition is tax deductible. The earned payout liability, estimated to be $425,000 on the date of acquisition, will be determined based upon the total revenues for the 12 months following the acquisition. Changes in the estimated earned payout liability, up to the total contractual amount, are reflected in our results of operations in the periods in which they are identified. During the third quarter of 2020 the Company recorded a gain of $150,000 on the contingent consideration. The potential range of the earned payout is zero to $800,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial information and related notes that appear in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customers’ products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 86% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 14% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of June 30, 2020, we employed 455 revenue-producing drivers who operated our fleet of 323 company tractors (excluding 1 being placed in service and 2 being prepared for sale), 19 owner operators and 452 trailers from our 18 terminals and 6 satellite locations in Florida, Georgia, Alabama, and Tennessee. We experience increased seasonal demand in Florida in the spring and in most of our other locations during the summer months.

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

Our industry is experiencing a severe shortage of qualified professional drivers with a tenured safe driving career. The trend we are seeing is that more and more of the applicants are drivers with little to no experience in the tank truck business, short driving careers in other lines of trucking, poor safety records and a pattern of job instability in their work history. As a result, in many markets we serve it is difficult to grow the driver count and, in some cases, to even maintain our historical or desired driver counts.

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
15

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

To measure our performance, management focuses primarily on transportation revenue growth, revenue miles, our preventable accident frequency rate (“PAFR”), our operating ratio (defined as our operating expenses as a percentage of our operating revenue), turnover rate (excluding drivers related to Charlotte and Wilmington closures) and average driver count (defined as average number of revenue producing drivers including owner operators (O.O.) under employment over the specified time period) as compared to the same period in the prior year.

ITEM	Nine months 2020 vs. 2019
Total Revenue	Down 18.5%
Transportation Revenue	Down 16.4%
Revenue Miles	Down 20.8%
PAFR (incidents per 1M miles) goal of 2.1	Down to 1.86 from 1.91
Operating Ratio	100.8% vs. 97.8%
Driver Turnover Rate	74.1% vs. 72.9%
Avg. Driver Count incl. owner operators	Down 9.3%

Comparative Results of Operations for the Three Months ended June 30, 2020 and 2019

	Three months ended June 30
(dollars in thousands)	2020	%	2019	%

Revenue miles (in thousands)	6,172		8,947

Revenues:
Transportation revenue	$18,032	94.9%	24,907	90.5%
Fuel surcharges	979	5.1%	2,619	9.5%
Total Revenues	19,011	100.0%	27,526	100.0%

Cost of operations:
Compensation and benefits	8,575	45.1%	11,985	43.6%
Fuel expenses	1,738	9.1%	3,988	14.5%
Repairs & tires	1,182	6.2%	1,901	6.9%
Other operating	768	4.0%	1,189	4.3%
Insurance and losses	1,443	7.6%	2,211	8.0%
Depreciation expense	1,815	9.6%	1,976	7.2%
Rents, tags & utilities	719	3.8%	833	3.0%
Sales, general & administrative	1,839	9.7%	2,479	9.0%
Corporate expenses	362	1.9%	426	1.6%
Gain on disposition of PP&E	(224)	-1.2%	115	0.4%
Total cost of operations	18,217	95.8%	27,103	98.5%

Total operating profit	$794	4.2%	423	1.5%

The Company reported net income of $573,000, or $.17 per share, compared to $396,000, or $.12 per share, in the same quarter last year.

Transportation revenues (excluding fuel surcharges) were $18,032,000, down $6,875,000 due to lower miles versus the same quarter last year. Revenue miles were down 2,775,000 miles, or 31.0%, over the same quarter last year primarily due to the COVID-19 pandemic, the downsizing of certain customer business due to inadequate freight rates earlier this fiscal year, and the closure of our Wilmington terminal on April 25, 2020. Transportation revenue per mile was up $.14, or 5.0%, which has helped to offset the negative impact of fewer miles. Fuel surcharge revenue was down $1,640,000, or $.13 per mile, from the same quarter last year.

Compensation and benefits decreased $3,410,000, mainly due to lower company miles and reduced driver training expense. Gross fuel expense decreased $2,250,000, or $.17 per mile, due to lower company miles and lower cost per gallon. Repair and tire expense decreased $719,000, or $.02 per mile, due to lower miles this quarter and several high dollar repairs in the 3rd quarter last year. Insurance and losses decreased $768,000, or $.02 per mile, primarily due to favorable closure of prior year worker’s compensation claims, lower health care claims, favorable results on prior and current year auto liability claims and lower wreck repair costs. Depreciation expense was down $161,000 in the quarter as we continue to adjust our fleet size to meet our business levels. Gain on disposition of assets was $224,000 this quarter versus a loss of $115,000 in the same quarter last year due primarily to a loss from a single vehicle rollover accident during the same quarter last year.

As a result, operating profit this quarter was $794,000, compared to $423,000 in the same quarter last year. Operating ratio was 95.8 this quarter versus 98.5 in the same quarter last year.

Comparative Results of Operations for the Nine Months ended June 30, 2020 and 2019

	Nine months ended June 30
(dollars in thousands)	2020	%	2019	%

Revenue miles (in thousands)	21,542		27,199

Revenues:
Transportation revenue	$62,191	92.3%	74,424	90.1%
Fuel surcharges	5,156	7.7%	8,164	9.9%
Total Revenues	67,347	100.0%	82,588	100.0%

Cost of operations:
Compensation and benefits	29,954	44.5%	35,875	43.4%
Fuel expenses	8,147	12.1%	12,268	14.9%
Repairs & tires	4,504	6.7%	5,572	6.7%
Other operating	2,699	4.0%	3,510	4.2%
Insurance and losses	6,767	10.0%	7,155	8.7%
Depreciation expense	5,604	8.3%	5,922	7.2%
Rents, tags & utilities	2,222	3.3%	2,571	3.1%
Sales, general & administrative	6,929	10.3%	7,508	9.1%
Corporate expenses	1,713	2.6%	1,825	2.2%
Gain on disposition of PP&E	(674)	-1.0%	(1,441)	-1.7%
Total cost of operations	67,865	100.8%	80,765	97.8%

Total operating profit (loss)	$(518)	-0.8%	1,823	2.2%

The Company reported a net loss of ($292,000), or ($.09) per share, compared to net income of $1,569,000, or $.47 per share, in the same period last year. Net income in the first nine months of 2019 included $634,000, or $.19 per share, from gains on real estate sales.

Transportation revenues (excluding fuel surcharges) were $62,191,000, down $12,233,000 on 5,657,000 fewer miles primarily due to the COVID-19 pandemic, the downsizing of certain customer business due to freight rates earlier this fiscal year, and the closure of our Charlotte terminal in May, 2019 and our Wilmington terminal on April 25, 2020. Transportation revenue per mile was up $.15 per mile, or 5.5%, due to increased freight rates which has helped to offset the negative impact of fewer miles. Fuel surcharge revenue was $5,156,000, down $3,008,000, or $.06 per mile, from the same period last year.

Compensation and benefits decreased $5,921,000 mainly due to lower company miles and lower driver training expense. Gross fuel expenses decreased $4,121,000, or $.07 per mile, due to lower company miles and lower cost per gallon. Repair and tire expense decreased $1,068,000 due to reduced miles in the first nine months of this year. Insurance and losses decreased $388,000, but were up $.05 per mile, primarily due to higher health claims in the first six months of this fiscal year. Gain on disposition of assets was $674,000 this period versus $1,441,000 in the same period last year which included a gain of $866,000 on the sale of a prior terminal site in Ocoee, Florida and a gain of $231,000 on the insurance settlement for hurricane damages sustained at our Panama City, Florida location.

As a result, operating loss was ($518,000) compared to operating profit of $1,823,000 in the same period last year. Operating ratio was 100.8 in the first nine months versus 97.8 in the same period last year.

Liquidity and Capital Resources. The Company maintains its operating accounts with Wells Fargo Bank, N.A. and these accounts directly sweep overnight against the Wells Fargo revolver. As of June 30, 2020, we had no debt outstanding on this revolver, $3,073,000 letters of credit and $31,927,000 available for additional borrowings. The Company expects our fiscal year 2020 cash generation to cover the cost of our operations and our budgeted capital expenditures

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Nine months
	Ended June 30,
	2020	2019
Total cash provided by (used for):
Operating activities	$6,789	8,739
Investing activities	(3,802)	(4,954)
Financing activities	(10,557)	(634)
Increase (decrease) in cash and cash equivalents	$(7,570)	3,151

Outstanding debt at the beginning of the period	—	—
Outstanding debt at the end of the period	—	—

Operating Activities - Net cash provided by operating activities (as set forth in the cash flow statement) was $6,789,000 for the nine months ended June 30, 2020, compared to $8,739,000 in the same period last year. The total of net income plus depreciation and amortization and less gains on sales of property and equipment decreased $587,000 versus the same period last year. These changes are described above under "Comparative Results of Operations." This decrease was mostly offset by a decrease in prepaid insurance due to refunds from our captive upon closing out three prior years. These changes comprise the majority of the decrease in net cash provided by operating activities.

Investing Activities – Investing activities include the purchase of property and equipment, any business acquisitions and proceeds from sales of property and equipment upon retirement. For the nine months ended June 30, 2020, we spent $3,802,000 on investing activities which included $2,802,000 for the purchase of plant, property and equipment net of proceeds from retirements and $1,000,000 for the acquisition of Danfair Transport. For the nine months ended June 30, 2019, we spent $4,954,000 on investing activities for the purchase of plant, property and equipment net of proceeds from retirements.

Financing Activities – Financing activities primarily include net changes to our outstanding revolving debt and proceeds from the sale of shares of common stock through employee equity incentive plans. For the nine months ended June 30, 2020, cash used in financing activities was $10,557,000 due to dividends paid in the second quarter. For the nine months ended June 30, 2019, cash used in financing activities was $634,000 due to bank overdrafts and debt issue costs related to a revised and restated revolver credit agreement. We had no outstanding long-term debt on June 30, 2020 or June 30, 2019.

Credit Facilities - The Company has a five-year credit agreement with Wells Fargo Bank N.A. which provides a $35 million revolving line of credit with a $10 million sublimit for stand-by letters of credit. The amounts outstanding under the credit agreement bear interest at a rate of 1.0% over LIBOR, which may change quarterly based on the Company’s ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.15% per annum is payable quarterly on the unused portion of the commitment, which fee may change quarterly based on our ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth. As of June 30, 2020, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $11 million combined.

Cash Requirements - The Company currently expects its fiscal 2020 capital expenditures to be approximately $5 million revised down from $7 million in the first quarter for replacement equipment which we expect to be fully funded by our cash generated from our operations. The amount of capital expenditures through June 30, 2020 were $4,537,000, we have no tractors or trailer purchases planned for the remainder of the fiscal year.

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

Impact of the COVID-19 Pandemic. The COVID-19 pandemic continues to have an impact on demand for oil and petroleum products. Volume declines due to COVID-19 vary by market but management estimates the range to be ~10-25% down across our network. As an essential business, we have continued to operate throughout the pandemic in accordance with CDC guidance and orders issued by state and local authorities. We anticipate the impacts from social distancing, work/school from home programs and any continued mandatory business closures or reduced patron occupancy levels will adversely affect petroleum sales and therefore the demand for our services as long as they remain in place.

Summary and Outlook. Prior to the outbreak of the COVID-19 pandemic, Management was encouraged about the rate environment. Our intent was to continue to push rates higher to offset the rising costs associated with the on-going driver shortage and rising risk insurance premiums while exiting customer relationships that did not allow us to earn an acceptable profit on our services. During the 1st quarter, the Company renegotiated one of our largest customer contracts resulting in the Company turning back ~$3.5M of annualized revenue on marginally rated business while receiving a ~4.5% rate increase on a substantially larger volume of business we retained. Those rate increases were fully in effect as of February 1, 2020. We also walked away from some smaller accounts due to freight rates. As a result, we had capacity in our system as we headed into the typically busier spring and summer months and were heavily focusing our sales efforts to gain meaningful volume with customers with whom we felt we could partner. We were starting to see success on new revenue gains and operating results in early March until the outbreak of COVID-19.

Beginning in late March, due to impacts from COVID-19, our focus shifted to managing the business through the crisis, dealing with reduced volumes and controlling costs. We experienced a very difficult April due to significantly reduced volumes. Volumes improved incrementally during May and June but still remained below our pre-COVID-19 expectations throughout the quarter. The many steps we took to reduce costs early on in the quarter, coupled with strong insurance results and some gains from equipment sales, allowed us to make a profit during the quarter. Some of the expense reductions related to reduced hours for certain employees, the inability for many of our employees to travel overnight and lower costs associated with hiring and training drivers will increase as the impacts from COVID-19 subside. However, we are intent on minimizing those cost increases as we move forward.

Our balance sheet remains solid with $13.6 million of cash and cash equivalents as of June 30, 2020, versus $11.3 million on March 31, 2020, and no outstanding debt. We did not order any new equipment during the quarter and will not order additional equipment during the remainder of this fiscal year which reduces our planned capital outlay by ~$3.5 million for the fiscal year. Today, we are continuing to manage through the day to day impacts of the virus but are also refocusing our efforts back to growing our business with both new and existing customers with whom we feel can partner long term.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the credit agreement. Under the Wells Fargo revolving credit line of credit, the applicable spread for borrowings at June 30, 2020 was 1.0% over LIBOR. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the credit agreement exceeds a target level.

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

As of June 30, 2020, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2019, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The following risk factors set forth below are in addition or changes to the risk factors discussed under Part I, Item 1A (Risk Factors) of our most recent annual report on Form 10-K

Our business will continue to be adversely affected by the ongoing coronavirus pandemic.

The outbreak of the novel coronavirus (“SARS-CoV-2” or “COVID-19”) has evolved into a global pandemic. The coronavirus has spread to many regions of the world, including the areas of the United States where we operate. The extent to which the coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning actions or mandates to contain the coronavirus or treat its impact, among others.

Our business relies heavily on the demand for petroleum products. The spread of the coronavirus has had and will continue to have a material economic effect on our business due to government-imposed restrictions on travel and shelter-in-place orders, increased teleworking and a reduction in business travel and tourism. We expect a continued reduction in demand for petroleum products at some level throughout the course of the pandemic.

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

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, or the economy, as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the situation closely.

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

We derive approximately 86% of our revenues from the hauling of petroleum products, including gasoline, diesel fuel and ethanol. The demand for these services is determined by motor fuel consumption in our markets, which is affected by general economic conditions, employment levels, consumer confidence, spending patterns and gasoline prices. In response to the spread of COVID-19, businesses and governments have imposed restrictions on travel, quarantine and “shelter-in-place” policies which have caused a decline in demand for petroleum products. Despite relatively low fuel prices, gasoline sales have fallen as a result of these restrictions and a sharp reduction in tourism. While we anticipate that stringent travel restrictions and “stay-at-home” orders will be temporary, a continuing public health crisis or recession could continue to impact the demand for petroleum products.

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

There is substantial competition for qualified personnel, particularly drivers, in the trucking industry. We operate in many geographic areas where there is currently a shortage of professional drivers with long tenured, safe driving records. Regulatory requirements, including electronic logging, could continue to reduce the number of eligible drivers in our markets. Any shortage of drivers could result in temporary under-utilization of our equipment, difficulty in meeting our customers’ demands and increased compensation levels, each of which could have a material adverse effect on our business, results of operations and financial condition. A decrease in quality drivers could lead to an increased frequency in the number of accidents, potential claims exposure and, indirectly, insurance costs.

Difficulty in attracting qualified drivers could result in our inability to accept or service new business opportunities or could require us to increase the wages we pay in order to attract and retain drivers. If we are unable to hire qualified drivers to service new or existing business, we may have to temporarily send drivers from other terminals to those struggling markets, causing us to incur significant costs relating to out-of-town driver pay and expenses.

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

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 28.
26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT TRANSPORTATION HOLDING, INC.

Date: August 14, 2020	By	ROBERT E. SANDLIN
Robert E. Sandlin
President and Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Vice President, Chief Financial Officer and
Secretary
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller, Chief Accounting Officer and
Treasurer
(Principal Accounting Officer)

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

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
28