Form 10-K
period 2020-09-30
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2020-12-11
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2020.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant’s stock outstanding as of December 10, 2020 was 3,377,279. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of March 31, 2020, the last day of business of our most recently completed second fiscal quarter, was $22,994,415.

+ Solely for purposes of this calculation, the registrant has assumed that all directors, officers and ten percent (10%) shareholders of the Company are affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Patriot Transportation Holding, Inc. 2020 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the Patriot Transportation Holding, Inc. Proxy Statement which will be filed with the Securities and Exchange Commission not later than December 31, 2020 are incorporated by reference in Part III.

Preliminary Note Regarding Forward-Looking Statements.

Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements.

These forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources and competition and may be indicated by words or phrases such as ”anticipate”, ”estimate”, ”plans”, ”projects”, ”continuing”, ”ongoing”, ”expects”, ”management believes”, ”the Company believes”, ”the Company intends” and similar words or phrases. The following factors and others discussed in the Company’s periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: freight demand for petroleum products including increased vehicle fuel efficiency, the increased popularity of electric vehicles recessionary and terrorist impacts on travel in the Company’s markets; fuel costs and the Company’s ability to recover fuel surcharges; accident severity and frequency; risk insurance markets; driver availability and cost; the impact of future regulations, including regulations regarding the transportation industry and regulations intended to reduce greenhouse gas emissions; cyber-attacks; pandemics; availability and terms of financing; competition in our markets; interest rates, and inflation and general economic conditions. However, this list is not a complete statement of all potential risks or uncertainties.

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

PART I

Item 1. BUSINESS.

Our Business. Our business, conducted through our subsidiary Florida Rock & Tank Lines, Inc., consists of hauling petroleum related products, dry bulk commodities and liquids. We are one of the largest regional tank truck carriers in North America. Based on the Tank Truck Carrier 2019 Gross Revenue Report issued by Bulk Transporter, we are the 11th largest bulk tank carrier in North America by revenue.  We operate terminals in Florida, Georgia, Alabama, and Tennessee. We do not own any of the products we haul; rather, we act as a third-party carrier to deliver our customers’ products from point A to point B, using predominately Company employees and Company-owned tractors and tank trailers. Approximately 86% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 14% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of September 30, 2020, we employed 412 revenue-producing drivers who operated our fleet of 320 Company tractors, 18 owner operators and 444 trailers from our 18 terminals and 6 satellite locations.

Tractors and Trailers. During fiscal 2020, the Company purchased 30 new tractors. Our fiscal 2021 capital budget includes 30 new tractors. We believe maintaining a modern fleet will result in reduced maintenance expenses, improved operating efficiencies and enhanced driver recruitment and retention. At September 30, 2020 the Company operated a fleet of 320 tractors, and 444 tank trailers. The Company owns all of the tank trailers and tractors used to conduct our business, except for 18 tractors owned by owner-operators and 30 full-service leased 2019 model year tractors located in key areas without Company maintenance shops.

Competitors. The tank lines transportation business is extremely competitive and fragmented. We have multiple competitors in each of our markets, consisting of other carriers of varying sizes as well as our customers’ private fleets. Price, service and location are the major competitive factors in each local market. Some of our competitors have greater financial resources and a more expansive geographic footprint than our company. Some of our competitors periodically reduce their prices to gain business, which may limit our ability to maintain or increase prices, implement new pricing strategies or maintain significant growth in our business.

Our largest competitors include Kenan Advantage Group, Eagle Transport, and Penn Tank Lines.  We also compete with smaller carriers in most of our markets.

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

Customers. Approximately 86% of our business consists of hauling petroleum related products. Our petroleum clients include major convenience store and hypermarket accounts, fuel wholesalers and major oil companies.  We strive to build long-term relationships with major customers by providing outstanding customer service. During fiscal 2020, the Company’s ten largest customers accounted for approximately 62.0% of revenue. One of these customers accounted for 21.1% of revenue. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income. Nine of our top 10 accounts have been customers for at least 5 years.

Our dry bulk and chemical customers include large industrial companies including cement and concrete accounts and product distribution companies.  Our customer relationships are long-standing and have grown over time as a result of consistently high safety and service levels.

In September, we entered into a 3-year contract with a new customer to haul spring water in seven new food grade trailers. This is the Company’s first venture into the food grade space.

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

Employees. As of September 30, 2020, the Company employed 607 people.

Financial Information. Financial information about the company is presented in the financial statements included in the accompanying 2020 Annual Report to Shareholders and such information is incorporated herein by reference.

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

Risks Relating to the COVID-19 Pandemic

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

We require large amounts of diesel fuel to operate our tractors. In 2018, 2019 and 2020, cost of fuel (including fuel taxes) represented approximately 15.3%, 14.5%, and 11.6%, respectively, of our total revenue. The market price for fuel can be extremely volatile and can be affected by a number of economic and political factors. In addition, changes in federal or state regulations can impact the price of fuel, as well as increase the amount we pay in fuel taxes.

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

We currently do not hedge our fuel purchases to protect against fluctuations in fuel prices.

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

Our business is subject to seasonal trends common in the refined petroleum products delivery industry. We typically encounter increased demand for fuels delivery services in Florida during the spring months and our other markets during the summer driving season. Further, operating costs and earnings are generally adversely affected by inclement weather conditions. These factors generally result in lower operating results during the first and second fiscal quarters of the year and cause our operating results to fluctuate from quarter to quarter. Our operating expenses also have been somewhat higher in the winter months, primarily due to decreased fuel efficiency, increased utility costs and increased maintenance costs for tractors and trailers in colder months. An occurrence of unusually harsh or long-lasting inclement weather could have an adverse effect on our operations and profitability.

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

Our ten largest customers accounted for approximately 62.0% of our total revenues during the year ended September 30, 2020. In particular, our largest customer accounted for 21.1% of our total revenues during fiscal 2020. The loss of one or more of our major customers, or a material reduction in services performed for such customers, would have a material adverse effect on our results of operations. In addition, if one or more of our customers were to seek protection under the bankruptcy laws, we might not receive payment for services rendered and, under certain circumstances, might have to return payments made by these customers during the 90 days prior to the bankruptcy filing. If we were to lose one or more of our key customers, we might not be able to capture additional volume from other customers to offset the fixed costs historically covered by the lost revenue.

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

Our insurance program includes a self-insured deductible of $250,000 per incident for bodily injury and property damage.  The deductible on workers’ compensation is $500,000.  In addition, the Company maintains a minimum of $10 million of insurance coverage which is the largest amount required by any of our customers.  The deductible per incident could adversely affect our profitability, particularly in the event of an increase in the frequency or severity of incidents. Additionally, we are self-insured for damage to the equipment that we own and lease, as well as for cargo losses and such self-insurance is not subject to any maximum limitation.  In addition, even where we have insurance, our insurance policies may not provide coverage for certain claims against us or may not be sufficient to cover all possible liabilities.

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

Our business requires substantial ongoing capital investment, particularly for tractors, trailers, terminals and technology. Our capital expenditures were approximately $4.7 million, $9.6 million and $5.0 million in 2018, 2019 and 2020, respectively, and we expect to make capital expenditures of approximately $3.5 million during fiscal 2021. We expect that cash flow from operations will be our primary sources of financing for capital expenditures.

Financing may not always be available to fund our activities.

We usually must spend and risk a significant amount of capital to fund our activities. Although most capital needs are funded from operating cash flow, the timing of cash flows from operations and capital funding needs may not always coincide, and the levels of cash flow may not fully cover capital funding requirements. Additionally, we anticipate that the broad impacts of the COVID-19 pandemic, including another sharp decline in demand for petroleum products, could materially reduce our cash flow from operations.

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

As of September 30, 2020, two of our directors, Edward L. Baker and Thompson S. Baker II, beneficially own, collectively, approximately 8.21% of the outstanding shares of our common stock (50.93% of such shares are held in trusts under which voting power is shared with family members) and certain of their family members who (i) report their beneficial ownership on Schedule 13D or Schedule 13G, or (ii) are members of their immediate family beneficially own an additional 26.52%. As a result, these individuals effectively may have the ability to direct the election of all members of our board of directors and to exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving us, our acquisition or disposition of assets, our borrowing of monies, our issuance of any additional securities, our repurchase of common stock and our payment of dividends.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

As of September 30, 2020, our terminals and satellite locations were located in the following cities:

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
17

Georgia	Bainbridge	Terminal	Owned
Georgia	Columbus	Terminal	Owned
Georgia	Doraville	Terminal	Owned
Georgia	Macon	Terminal	Owned
Georgia	Rome	Satellite	Leased
Georgia	Savannah	Terminal	Leased
Tennessee	Chattanooga	Terminal	Owned
Tennessee	Nashville	Terminal	Leased
Tennessee	Knoxville	Terminal	Owned

Item 3. LEGAL PROCEEDINGS.

Note 11 to the Consolidated and Combined Financial Statements included in the accompanying 2020 Annual Report to Shareholders is incorporated herein by reference.

Item 4. MINE SAFETY DISCLOSURES.

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There were approximately 348 holders of record of Patriot Transportation Holding, Inc. common stock, $.10 par value, as of September 30, 2020. The Company's common stock is traded on the Nasdaq Stock Market (Symbol PATI).

Price Range of Common Stock. Information concerning stock prices is included under the caption "Quarterly Results" on page 5 of the Company's 2020 Annual Report to Shareholders, and such information is incorporated herein by reference.

Dividends. On December 4, 2019 the Company’s Board of Directors declared a special cash dividend of $3.00 per share on the Company’s outstanding common stock. This one-time, special dividend was paid on January 30, 2020, to shareholders of record at the close of business on January 15, 2020. The Board of Directors also declared a quarterly dividend of $0.15 per share, paid on January 30, 2020, to shareholders of record on January 15, 2020. Information concerning restrictions on the payment of cash dividends is included in Note 3 to the consolidated financial statements included in the accompanying 2020 Annual Report to Shareholders and such information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K and such information is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. Share repurchase activity during the three months ended September 30, 2020 was as follows:

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
19

(1) On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise. To date, the Company has not repurchased any common stock of the Company.

Item 6. SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 5 of the Company's 2020 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Information required in response to Item 7 is included under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operation" on pages 6 through 10 of the Company’s 2020 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. We are exposed to the impact of interest rate changes through our variable-rate borrowings under the Credit Agreement. Under the Wells Fargo revolving credit line, the applicable margin for borrowings at September 30, 2020 was 1.0% over LIBOR. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the Credit Agreement Facilities exceeds a target level.

The Company did not have any variable or fixed rate debt outstanding at September 30, 2020, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

Commodity Price Risk. The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a significant portion of fuel price increases from our customers in the form of fuel surcharges. The typical fuel surcharge table provides some margin contribution at higher diesel fuel prices but also results in some margin erosion at lower diesel fuel prices. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In fiscal 2020 and 2019, a significant portion of fuel costs was recovered through rate and fuel surcharges.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 5 and on pages 11 through 23 of the Company's 2020 Annual Report to Shareholders. Such information is incorporated herein by reference.

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

Management’s Annual Report On Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of September 30, 2020.

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

Change In Internal Control Over Financial Reporting. During the fourth quarter of 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
21

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding the Company’s executive officers and directors (including the disclosure regarding audit committee financial experts), required in response to this Item 10, is included under the captions "Board of Directors and Corporate Governance- Our Board of Directors," "Board of Directors and Corporate Governance- Board Leadership," "Board of Directors and Corporate Governance- Board Committees," "Board of Directors and Corporate Governance- Business Conduct Policies,” “Securities Ownership- Section 16(a) Beneficial Ownership Reporting Compliance,” and "Compensation Discussion and Analysis" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2020.

The Company has adopted a Financial Code of Ethical Conduct applicable to its principal executive officers, principal financial officers and principal accounting officers. A copy of this Financial Code of Ethical Conduct is filed as Exhibit 14 to this Form 10-K. The Financial Code of Ethical Conduct is available on our web site at www.patriottrans.com under the heading Corporate Governance.

Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Board of Directors and Corporate Governance- Board Committees- Compensation Committee," "Non-Employee Director Compensation," "Compensation Discussion and Analysis" and "Executive Compensation" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2020.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in response to this Item 12 is included under the captions "Securities Ownership" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2020.

Equity Compensation Plan Information

Number of
Securities
Remaining
Available
	Number of		for future
	Securities	Weighted	Issuance
	to be	Average	under equity
	issued upon	exercise	Compensation
	exercise of	price of	Plans
	Outstanding	outstanding	(excluding
	options,	options,	Securities
	Warrants	warrants	reflected in
	and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation
plans approved by
security holders	400,722	$14.96	163,400

Equity compensation
plans not approved
by security holders	0	0	0

Total	400,722	$14.96	163,400

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 is included under the caption “Related Party Transactions" and “Board of Directors and Corporate Governance- Director Independence " in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2020.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 is included under the captions “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2020.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE.

(a) (1) and (2) Financial Statements and Financial Statement Schedule.

The response to this item is submitted as a separate section. See Index to Financial Statements and Financial Statement Schedule on page 27 of this Form 10-K.

(3) Exhibits.

The response to this item is submitted as a separate section. See Exhibit Index on pages 26 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patriot Transportation Holding, Inc.

Date: December 11, 2020	By	ROBERT E. SANDLIN
Robert E. Sandlin
President and Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Vice President, Chief Financial Officer and
Secretary
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller, Chief Accounting Officer and
Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 11, 2020.

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

               PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2020

EXHIBIT INDEX

[Item 14(a)(3)]

(2.1)	Separation and Distribution Agreement, dated as of January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc.(incorporated by reference to Form 8-K filed February 2, 2015).

(3.1)	Patriot Transportation Holding, Inc. Amended and Restated Articles of Incorporation (incorporated by reference to Form 10-Q filed May 15, 2015).

(3.2)	Patriot Transportation Holding, Inc. Amended and Restated Bylaws (incorporated by reference to Form 10-Q filed May 15, 2015).

(10.1)	First Amendment to the 2015 Credit Agreement, dated December 28, 2018 and effective December 14, 2018, between Patriot Transportation Holding, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 10-Q filed February 1, 2018).

(10.2)	Tax Matters Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to Form 8-K filed February 2, 2015).

(10.3)	Transition Services Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to Form 8-K filed February 2, 2015).

(10.4)	Employee Matters Agreement, dated as of January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to Form 8-K filed February 2, 2015).

(10.5)	2014 Equity Incentive Plan for Patriot Transportation Holding, Inc. (incorporated by reference to Form 10-Q filed May 15, 2015).

(10.6)	Management Incentive Compensation Plan (incorporated by reference to Form 10-Q filed May 15, 2015).

(14)	Financial Code of Ethical Conduct between the Company, Chief Executive Officers, and Financial Managers (incorporated by reference to Form 8-K filed February 2, 2015).

(21)	Subsidiaries of Registrant at September 30, 2020: Florida Rock & Tank Lines, Inc. (a Florida corporation); Patriot Transportation of Florida, Inc. (a Florida corporation).

(23)(a)	Consent of Hancock Askew & Co., Inc., Independent Registered Certified Public Accounting Firm, appears on page 28 of this Form 10-K.

(31)(a)	Certification of Robert E. Sandlin.
(31)(b)	Certification of Matthew C. McNulty.
(31)(c)	Certification of John D. Klopfenstein.
(32)	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

PATRIOT TRANSPORTATION HOLDING, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

(Item 15(a) (1) and 2))

	Page
Consolidated Financial Statements:
Consolidated balance sheets at September 30, 2020 and 2019	12	(a)

For the years ended September 30, 2020, 2019 and 2018:
Consolidated statements of income	11	(a)
Consolidated statements of comprehensive income	11	(a)
Consolidated statements of cash flows	13	(a)
Consolidated statements of shareholders' equity	14	(a)

Notes to consolidated financial statements	15-23	(a)

Report of Independent Registered Certified Public Accounting Firm	25	(a)

Selected quarterly financial data (unaudited)	5	(a)

Consent of Independent Registered Certified Public Accounting Firm	28	(b)

Report of Independent Registered Certified Public
Accounting Firm on Financial Statement Schedule	28	(b)

Consolidated Financial Statement Schedule:

II - Valuation and qualifying accounts	29	(b)

(a) Refers to the page number in the Company's 2020 Annual Report to Shareholders. Such information is incorporated by reference in Item 8 of this Form 10-K.

(b) Refers to the page number in this Form 10-K

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Patriot Transportation Holding, Inc.

Jacksonville, Florida

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-201791, 333-201792, 333-231421 and 333-238294) of Patriot Transportation Holding, Inc. of our report dated December 11, 2020 relating to the consolidated financial statements which appear in the Annual Report to Shareholders incorporated by reference herein. We also consent to the incorporation by reference of our report dated December 11, 2020, relating to the financial statement schedule, which appears in this Form 10-K.

Respectfully submitted,

Hancock Askew & Co., LLP

Savannah, Georgia

December 11, 2020

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

The Shareholders and Board of Directors

Patriot Transportation Holding, Inc.:

Our audit of the consolidated financial statements referred to in our report dated December 11, 2020 appearing in the 2020 Annual Report to Shareholders of Patriot Transportation Holding, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audit. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Hancock Askew & Co., LLP

Savannah, Georgia

December 11, 2020

PATRIOT TRANSPORTATION HOLDING, INC.

SCHEDULE II (CONSOLIDATED) - VALUATION

AND QUALIFYING ACCOUNTS

YEARS ENDED SEPTEMBER 30, 2020, 2019 AND 2018

			ADDITIONS	ADDITIONS
	BALANCE		CHARGED TO	CHARGED TO			BALANCE
	AT BEGIN.		COST AND	OTHER			AT END
	OF YEAR		EXPENSES	ACCOUNTS	DEDUCTIONS		OF YEAR

Year Ended
September 30, 2020:

Allowance for
doubtful accounts	$133,413		$(10,538)	$—	$35,701	(a)	$87,174
Accrued risk
Insurance:
Tanklines	$455,404	(b)	$1,639,593	$—	$778,538		$1,316,459
Accrued health
Insurance	619,604		3,584,413	—	3,611,310		592,707
Totals -
Insurance	$1,075,008		$5,224,006	$—	$4,389,848	(c)	$1,909,166

Year Ended
September 30, 2019:

Allowance for
doubtful accounts	$153,441		$2,347	$—	$22,375	(a)	$133,413
Accrued risk
Insurance:
Tanklines	$207,501	(b)	$2,199,110	$—	$1,951,207		$455,404
Accrued health
Insurance	659,416		3,343,138	—	3,382,950		619,604
Totals -
Insurance	$866,917		$5,542,248	$—	$5,334,157	(c)	$1,075,008

Year Ended
September 30, 2018:

Allowance for
doubtful accounts	$150,066		$26,930	$—	$23,555	(a)	$153,441
Accrued risk
Insurance:
Tanklines	$(500,769	) (b)	$3,400,385	$—	$2,692,115		$207,501
Accrued health
Insurance	750,455		4,301,603	—	4,392,642		659,416
Totals -
Insurance	$249,686		$7,701,988	$—	$7,084,757	(c)	$866,917

(a) Accounts written off less recoveries

(b) Prepaid Insurance Claims

(c) Payments

