Form 10-Q
period 2020-12-31
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2021-02-09
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2020.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	January 29, 2021
Common Stock	3,377,279
1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2020

CONTENTS

Preliminary Note Regarding Forward-Looking Statements.

Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements.

These forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources and competition and may be indicated by words or phrases such as ”anticipate”, ”estimate”, ”plans”, ”projects”, ”continuing”, ”ongoing”, ”expects”, ”management believes”, ”the Company believes”, ”the Company intends” and similar words or phrases. The following factors and others discussed in the Company’s periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: freight demand for petroleum products including the impact of the COVID-19 pandemic and “stay home” orders, as well as increased vehicle fuel efficiency, other impacts on the COVID-19 pandemic on our operations and financial results; the increased popularity of electric; vehicles recessionary and terrorist impacts on travel in the Company’s markets; fuel costs and the Company’s ability to recover fuel surcharges; accident severity and frequency; risk insurance markets; driver availability and cost; the impact of future regulations, including regulations regarding the transportation industry and regulations intended to reduce greenhouse gas emissions; cyber-attacks; availability and terms of financing; competition in our markets; interest rates, and inflation and general economic conditions. However, this list is not a complete statement of all potential risks or uncertainties.

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31,	September 30,
Assets	2020	2020
Current assets:
Cash and cash equivalents	$7,494	15,962
Accounts receivable (net of allowance for
doubtful accounts of $84 and $87, respectively)	4,633	5,005
Inventory of parts and supplies	896	903
Prepaid tires on equipment	1,415	1,414
Prepaid taxes and licenses	376	522
Prepaid insurance	2,120	2,444
Prepaid expenses, other	283	291
Total current assets	17,217	26,541

Property and equipment, at cost	83,141	83,204
Less accumulated depreciation	54,374	52,805
Net property and equipment	28,767	30,399

Operating lease right-of-use assets	2,695	2,964
Goodwill	3,637	3,637
Intangible assets, net	907	957
Other assets, net	168	171
Total assets	$53,391	64,669

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,648	2,679
Federal and state taxes payable	31	284
Accrued payroll and benefits	3,187	3,156
Accrued insurance	1,209	1,210
Accrued liabilities, other	1,671	1,281
Operating lease labilities, current portion	1,066	1,065
Total current liabilities	8,812	9,675

Operating lease liabilities, less current portion	1,790	2,073
Deferred income taxes	5,255	5,087
Accrued insurance	1,886	1,886
Other liabilities	895	900
Total liabilities	18,638	19,621
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, 5,000,000 shares authorized,
of which 250,000 shares are designated Series A
Junior Participating Preferred Stock; $0.01 par
value; none issued and outstanding	—	—
Common stock, $.10 par value; (25,000,000 shares
authorized; 3,377,279 and 3,377,279 shares issued
and outstanding, respectively)	338	338
Capital in excess of par value	38,729	38,670
(Accumulated deficit) Retained earnings	(4,419)	5,935
Accumulated other comprehensive income, net	105	105
Total shareholders’ equity	34,753	45,048
Total liabilities and shareholders’ equity	$53,391	64,669

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 31,
	2020	2019
Revenues:
Transportation revenues	$19,217	22,599
Fuel surcharges	1,011	2,210
Total revenues	20,228	24,809

Cost of operations:
Compensation and benefits	9,051	10,998
Fuel expenses	2,098	3,463
Repairs & tires	1,381	1,751
Other operating	813	956
Insurance and losses	2,122	2,769
Depreciation expense	1,745	1,950
Rents, tags & utilities	696	750
Sales, general & administrative	2,136	2,481
Corporate expenses	401	537
Loss (gain) on disposition of PP&E	86	(122)
Total cost of operations	20,529	25,533

Total operating loss	(301)	(724)

Interest income and other	2	85
Interest expense	(8)	(8)

Loss before income taxes	(307)	(647)
Benefit from income taxes	(85)	(183)

Net loss	$(222)	(464)

Reclassification adjust for net investment gains realized in net income	—	(5)
Comprehensive Loss	$(222)	(469)

Earnings per common share:
Net Loss-
Basic	(0.07)	(0.14)
Diluted	(0.07)	(0.14)

Number of shares (in thousands) used in computing:
-basic earnings per common share	3,377	3,351
-diluted earnings per common share	3,377	3,351

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(In thousands)

(Unaudited)

	Three months ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(222)	(464)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	2,155	2,376
Non-cash gain of acquisition-related contingent consideration	(16)	—
Deferred income taxes	168	—
Loss (gain) on asset dispositions	72	(122)
Stock-based compensation	59	59
Net changes in operating assets and liabilities:
Accounts receivable	372	294
Inventory of parts and supplies	7	42
Prepaid expenses	477	297
Other assets	18	(2)
Accounts payable and accrued liabilities	(611)	(1,319)
Income taxes payable and receivable	(253)	(196)
Operating lease assets and liabilities, net	(282)	(296)
Long-term insurance liabilities and other long-term
Liabilities	(5)	9
Net cash provided by operating activities	1,939	678

Cash flows from investing activities:
Purchase of property and equipment	(308)	(2,285)
Business acquisition	—	(1,000)
Proceeds from the sale of property, plant and equipment	33	514
Net cash used in investing activities	(275)	(2,771)

Cash flows from financing activities:
Dividends paid	(10,132)	—
Net cash used in financing activities	(10,132)	—

Net decrease in cash and cash equivalents	(8,468)	(2,093)
Cash and cash equivalents at beginning of period	15,962	21,216
Cash and cash equivalents at end of the period	$7,494	19,123

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(In thousands)

(Unaudited)

				(Accum.	Accumulated
			Capital in	Deficit)	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income, net	Equity

Balance as of October 1, 2020	3,377,279	$338	$38,670	$5,935	$105	$45,048

Stock-based compensation			59			59
Cash dividends declared ($3.00 per share)				(10,132)		(10,132)
Net loss				(222)		(222)
Balance as of December 31, 2020	3,377,279	$338	$38,729	$(4,419)	$105	$34,753

Balance as of October 1, 2019	3,351,329	$335	$38,099	$16,235	$128	$54,797

Stock-based compensation			59			59
Cash dividends declared ($3.15 per share)				(10,557)		(10,557)
Net loss				(464)		(464)
Realized gain on investment, net					(5)	(5)
Balance as of December 31, 2019	3,351,329	$335	$38,158	$5,214	$123	$43,830

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

(1) Description of Business and Basis of Presentation.

Description of Business

Company’s Business. The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul; rather, we act as a third party carrier to deliver our customers’ products from point A to point B, using predominantly Company employees driving Company owned tractors and tank trailers. Approximately 88% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 12% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products, water and liquid chemicals. As of December 31, 2020, we employed 388 revenue-producing drivers who operated our fleet of 319 Company tractors, 22 owner operators and 445 trailers from our 18 terminals and 6 satellite locations in Florida, Georgia, Alabama, and Tennessee.

Basis of Presentation

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2021. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2020.

(2) Recently Issued Accounting Standards. None.

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

The consolidated statements of income reflect charges and/or allocation to FRP Holdings, Inc. for these services of $435,000 and $413,000 for the three months ended December 31, 2020 and 2019, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as a reduction to corporate expenses.

We employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(4) Long-Term debt. The Company had no long-term debt outstanding at December 31, 2020 and September 30, 2020. On December 28, 2018 the Company entered into a First Amendment to the 2015 Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. ("Wells Fargo"), effective December 14, 2018. The Credit Agreement modifies the Company's prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a five year revolving credit facility with a maximum facility amount of $35 million, with a separate sublimit for standby letters of credit. The credit facility limit may be increased to $50 million upon request by the Company, subject to the lender's discretion and the satisfaction of certain conditions. The interest rate under the Credit Agreement will be a maximum of 1.50% over LIBOR, which may be reduced quarterly to 1.25% or 1.0% over LIBOR if the Company meets a specified ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.144% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.1145% or 0.086% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. As of December 31, 2020, we had no outstanding debt borrowed on this revolver, $3,579,000 in commitments under letters of credit and $31,421,000 available for additional borrowings. The letter of credit fee is 1% and the applicable interest rate would have been 1.14675% on December 31, 2020. This credit agreement contains certain conditions, affirmative financial covenants and negative covenants including a minimum tangible net worth. The Company was in compliance with all of its loan covenants as of December 31, 2020.

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

The following details the computations of the basic and diluted earnings per common share (dollars and shares in thousands, except per share amounts):

	Three Months ended
	December 31,
	2020	2019
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	3,377	3,351

Common shares issuable under
share based payment plans
which are potentially dilutive	—	—

Common shares used for diluted
earnings per common share	3,377	3,351

Net loss	$(222)	(464)
9

Earnings per common share:
-basic	$(0.07)	(0.14)
-diluted	$(0.07)	(0.14)

For the three months ended December 31, 2020, 617,502 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended December 31, 2019, 251,845 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

Post Spin-Off Patriot Incentive Stock Plan

As part of the spin-off transaction, the Board of Directors of the Company adopted the Patriot Transportation Holding, Inc. Incentive Stock Plan (“Patriot Plan”) in January, 2015. In exchange for all outstanding FRP options held on January 30, 2015, existing Company directors, officers and key employees holding option grants in the FRP Stock Option Plan(s) were issued new grants in the Patriot and FRP Plans based upon the relative value of Patriot and FRP immediately following the completion of the spin-off with the same remaining terms. All related compensation expense has been allocated to the Company (rather than FRP) and included in corporate expenses. The number of common shares available for future issuance in the Patriot Plan was 94,687 at December 31, 2020.

On December 30, 2020, the Company paid an extraordinary dividend of $3.00 per share to all shareholders of record. In accordance with Section 4.2 of the 2006 Stock Incentive Plan, Section 11 of the 2014 Equity Incentive Plan, and Section 409A of the Internal Revenue Code, the Company has adjusted the terms of all stock option grants outstanding and the stock appreciation rights as of the close of business on December 30, 2020.

In December 2016, the Company approved and issued a long-term performance incentive to an officer in the form of stock appreciation rights. As adjusted for the extraordinary dividend the Company granted 174,011 stock appreciation rights. The adjusted market price of the grant was $12.79, and the executive will get a cash award at age 65 based upon the stock price at that date compared to the adjusted market price of $12.79 but in no event will the award be less than $500,000. The Company is expensing the fair value of the award over the 9.1 year vesting period to the officer’s attainment of age 65, with periodic adjustments to the liability estimate based upon changes in the assumptions used to calculate the liability. The accrued liability under this plan as of December 31, 2020 and 2019 was $350,000 and $275,000, respectively.

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended
	December 31,
	2020	2019
Stock option grants	$59	59
Annual director stock award	—	—
	$59	59

A summary of Company stock options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at
October 1, 2020	400,722	$14.96	6.6	$1,749
Granted	78,345	10.00		275
Forfeited	(9,632)	13.88		(48)
Term Adjustment	148,067
Outstanding at
December 31, 2020 (a)	617,502	$10.76	7.1	$1,976
Exercisable at
December 31, 2020	317,208	$11.97	5.4	$1,195
Vested during
three months ended
December 31, 2020	77,845			$242

(a)	The Company stock option intrinsic values were adjusted as of December 30, 2020, the date of the extraordinary dividend. Stock option activity, including the weighted average exercise price, was not retroactively adjusted.

There were no exercisable or outstanding in-the-money options based on the Company’s market closing price of $8.78 on December 31, 2020.

The unrecognized compensation expense of Patriot options granted as of December 31, 2020 was $755,000, which is expected to be recognized over a weighted-average period of 3.7 years.

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

At December 31, 2020 and September 30, 2020, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other financial instruments approximate their fair value based upon the short-term nature of these items.

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

Customers: During the first three months of fiscal 2021, the Company’s ten largest customers accounted for approximately 61.1% of our revenue and one of these customers accounted for 21.8% of our revenue. Accounts receivable from the ten largest customers was $2,534,000 and $3,121,000 at December 31, 2020 and September 30, 2020 respectively. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income.

Deposits: Cash and cash equivalents are comprised of cash and an FDIC insured investment account at Wells Fargo Bank, N.A.  The balance in the cash account may exceed FDIC limits.

(10) Business Acquisition.

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
12

The goodwill recorded resulting from the acquisition is tax deductible. The earned payout liability, estimated to be $425,000 on the date of acquisition, was later determined to be $69,000 based upon the total revenues for the 12 months following the acquisition. Changes in the estimated earned payout liability, up to the total contractual amount, are reflected in our results of operations in the periods in which they were identified. For the three months ended December 31, 2020 the Company recorded a gain of $16,000. During fiscal year 2020 the Company recorded gains of $340,000 on the contingent consideration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial information and related notes that appear in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customers’ products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 88% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 12% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of December 31, 2020, we employed 388 revenue-producing drivers who operated our fleet of 319 company tractors, 22 owner operators and 445 trailers from our 18 terminals and 6 satellite locations in Florida, Georgia, Alabama, and Tennessee. We experience increased seasonal demand in Florida in the spring and in most of our other locations during the summer months.

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

Our ability to provide superior customer service at competitive rates and to operate safely and efficiently is important to our success in growing our revenues and increasing profitability. Our focus is to grow our profitability by executing on our key strategies of (i) increasing our business with existing and new customers, particularly hypermarket and large convenience store chains, that are willing to compensate us for our ability to provide superior, safe and reliable service, (ii) expanding our service offerings with respect to dry bulk, liquid and chemical products particularly in markets where we already operate terminals, (iii) earning the reputation as the preferred employer for tank truck drivers in all the markets in which we operate and (iv) pursuing strategic acquisitions. Our ability to execute this strategy depends on continuing our dedicated commitments to customer service and safety and continuing to recruit and retain qualified drivers.

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

Our operating costs primarily consist of the following:

•	Compensation and Benefits - Wages and employee benefits for our drivers and terminal support personnel is the largest component of our operating costs. These costs are impacted by such factors as miles driven, driver pay increases, driver turnover and training costs and additional driver pay due to temporary out-of-town deployments to cover business;
•	Fuel Expenses - Our fuel expenses will vary depending on miles driven as well as such factors as fuel prices (which can be highly volatile), the fuel efficiency of our fleet and the average haul length;
•	Repairs and Tires – This category consists of vehicle maintenance and repairs (excluding shop personnel) and tire expense (including amortization of tire cost and road repairs). These expenses will vary based on such factors as miles driven, the age of our fleet, and tire prices.
14

•	Other Operating Expenses – This category consists of tolls, hiring costs, out-of-town driver travel cost, terminal facility maintenance and other operating expenses. These expenses will vary based on such factors as, driver availability and out-of-town driver travel requirements, business growth and inflation among others;
•	Insurance and Losses – This includes costs associated with insurance premiums, and the self-insured portion of liability, worker’s compensation, health insurance and cargo claims and wreck repairs. We work very hard to manage these expenses through our safety and wellness programs, but these expenses will vary depending on the frequency and severity of accident and health claims, insurance markets and deductible levels;
•	Depreciation Expense – Depreciation expense consists of the depreciation of the cost of fixed assets such as tractors and trailers over the life assigned to those assets. The amount of depreciation expense is impacted by equipment prices and the timing of new equipment purchases. We expect the cost of new tractors and trailers to continue to increase, impacting our future depreciation expense;
•	Rents, Tags and Utilities Expenses – This category consists of rents payable on leased facilities and leased equipment, federal highway use taxes, vehicle registrations, license and permit fees and personal property taxes assessed against our equipment, communications, utilities and real estate taxes;
•	Sales, General and Administrative Expenses - This category consists of the wages, bonus accruals, benefits, travel, vehicle and office costs for our administrative personnel as well as professional fees and amortization charges for intangible assets purchased in acquisitions of other businesses;
•	Corporate Expenses – Corporate expenses consist of wages, bonus accruals, insurance and other benefits, travel, vehicle and office costs for corporate executives, director fees, stock option expense and aircraft expense;
•	Gains/Loss on Disposition of Property, Plant & Equipment - Our financial results for any period may be impacted by any gain or loss that we realize on the sale of used equipment, losses on wrecked equipment, and disposition of other assets. We periodically sell used equipment as we replace older tractors and trailers. Gains or losses on equipment sales can vary significantly from period to period depending on the timing of our equipment replacement cycle, market prices for used equipment and losses on wrecked equipment.

To measure our performance, management focuses primarily on transportation revenue growth, revenue miles, our preventable accident frequency rate (“PAFR”), our operating ratio (defined as our operating expenses as a percentage of our operating revenue), turnover rate (excluding drivers related to terminal closures) and average driver count (defined as average number of revenue producing drivers including owner operators under employment over the specified time period) as compared to the same period in the prior year.

ITEM	Three months 2021 vs. 2020
Total Revenue	Down 18.5%
Transportation Revenue	Down 15.0%
Revenue Miles	Down 19.0%
PAFR (incidents per 1M miles) goal of 2.1	Down to 1.86 from 2.14
Operating Ratio	101.5% vs. 102.9%
Driver Turnover Rate	93.1% vs. 75.6%
Avg. Driver Count incl. owner operators	Down 23.8%

Comparative Results of Operations for the Three Months ended December 31, 2020 and 2019

	Three months ended December 31
(dollars in thousands)	2020	%	2019	%

Revenue miles (in thousands)	6,450		7,960

Revenues:
Transportation revenue	$19,217	95.0%	22,599	91.1%
Fuel surcharges	1,011	5.0%	2,210	8.9%
Total Revenues	20,228	100.0%	24,809	100.0%

Cost of operations:
Compensation and benefits	9,051	44.8%	10,998	44.3%
Fuel expenses	2,098	10.4%	3,463	14.0%
Repairs & tires	1,381	6.8%	1,751	7.0%
Other operating	813	4.0%	956	3.8%
Insurance and losses	2,122	10.5%	2,769	11.2%
Depreciation expense	1,745	8.6%	1,950	7.9%
Rents, tags & utilities	696	3.4%	750	3.0%
Sales, general & administrative	2,136	10.6%	2,481	10.0%
Corporate expenses	401	2.0%	537	2.2%
Loss (gain) on disposition of PP&E	86	0.4%	(122)	-0.5%
Total cost of operations	20,529	101.5%	25,533	102.9%

Total operating profit	$(301)	-1.5%	(724)	-2.9%

The Company reported a net loss of ($222,000), or ($.07) per share for the quarter ended December 31, 2020, compared to a net loss of ($464,000), or ($.14) per share, in the same quarter last year.

Total revenues for the quarter were $20,228,000, down $4,581,000 from the same quarter last year, approximately $2,700,000 of which resulted from the downsizing of two customer accounts and the closure of our Wilmington terminal in April, 2020. The remainder of the revenue variance is primarily attributable to the impacts of the COVID-19 pandemic and a smaller driver force. Transportation revenues (excluding fuel surcharges) were $19,217,000, down $3,382,000 or 15%. Revenue miles were down 1,510,000 miles, or 19%, over the same quarter last year. Transportation revenue per mile was up $.14, or 4.9%, due to an improved business mix and rate increases. Fuel surcharge revenue was $1,011,000, down $1,199,000, or $.12 per mile, from the same quarter last year.

Compensation and benefits decreased $1,947,000, mainly due to lower company miles, as well as the elimination of minimum driver pay expense and reductions in non-driver support positions. Gross fuel expense decreased $1,365,000, or $.11 per mile, as a result of lower company miles and lower cost per gallon. Repairs and tire expense decreased $370,000 due to lower miles this quarter. Insurance and losses decreased $647,000, primarily from lower health care claims somewhat offset by two significant product mixes and a sizeable wreck repair (~$55,000). Depreciation expense was down $205,000 in the quarter as we continue to reduce our fleet size to meet our business levels. Loss on disposition of assets was $86,000 primarily due to the write off of a late model tractor

($92,000) involved in a non-preventable accident versus a gain of $122,000 in the same quarter last year. SG&A expense was lower by $345,000 resulting from permanent cost reductions.

As a result, operating loss this quarter was ($301,000) compared to ($724,000) in the same quarter last year. Operating ratio was 101.5 this quarter versus 102.9 the same quarter last year.

Liquidity and Capital Resources. The Company maintains its operating accounts with Wells Fargo Bank, N.A. and these accounts directly sweep overnight against the Wells Fargo revolver. As of December 31, 2020, we had no debt outstanding on this revolver, $3,579,000 letters of credit and $31,421,000 available for additional borrowings. The Company expects our fiscal year 2021 cash generation to cover the cost of our operations and our budgeted capital expenditures

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Three months
	Ended December 31,
	2020	2019
Total cash provided by (used for):
Operating activities	$1,939	678
Investing activities	(275)	(2,771)
Financing activities	(10,132)	—
Decrease in cash and cash equivalents	$(8,468)	(2,093)

Outstanding debt at the beginning of the period	—	—
Outstanding debt at the end of the period	—	—

Operating Activities - Net cash provided by operating activities (as set forth in the cash flow statement) was $1,939,000 for the three months ended December 31, 2020, compared to $678,000 in the same period last year. The total of net income plus depreciation and amortization and less gains on sales of property and equipment increased $215,000 versus the same period last year. These changes are described above under "Comparative Results of Operations." Accounts payable decreased $1,319,000 in the prior year due to the timing of payments related to equipment purchases. These changes comprise the majority of the increase in net cash provided by operating activities.

Investing Activities – Investing activities include the purchase of property and equipment, any business acquisitions and proceeds from sales of property and equipment upon retirement. For the three months ended December 31, 2020, we spent $275,000 on investing activities for the purchase of plant, property and equipment net of proceeds from retirements. For the three months ended December 31, 2019, we spent $2,771,000 on investing activities which included $1,771,000 for the purchase of plant, property and equipment net of proceeds from retirements and $1,000,000 for the acquisition of Danfair Transport.

Financing Activities – Financing activities primarily include net changes to our outstanding revolving debt and proceeds from the sale of shares of common stock through employee equity incentive plans. For the three months ended December 31, 2020, cash used in financing activities was $10,132,000 due to dividends paid. For the three months ended December 31, 2019, we had no financing activities. We had no outstanding long-term debt on December 31, 2020 or December 31, 2019.

Credit Facilities - The Company has a five-year credit agreement with Wells Fargo Bank N.A. which provides a $35 million revolving line of credit with a $10 million sublimit for stand-by letters of credit. The amounts outstanding under the credit agreement bear interest at a rate of 1.0% over LIBOR, which may change quarterly based on the Company’s ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.144% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.1145% or 0.086% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth. As of December 31, 2020, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $1.3 million combined.

Cash Requirements - The Company currently expects its fiscal 2021 capital expenditures to be approximately $3 million for replacement equipment which we expect to be fully funded by our cash generated from our operations. The amount of capital expenditures through December 31, 2020 were $308,000.

Impact of the COVID-19 Pandemic. The COVID-19 pandemic continues to have an impact on demand for oil and petroleum products. Volume declines due to COVID-19 vary by market but management estimates the current range to be ~5-15% below historical demand across our network. As an essential business, we have continued to operate throughout the pandemic in accordance with CDC guidance and orders issued by state and local authorities.

Summary and Outlook. While most of the revenue declines this quarter were anticipated, there was a portion that was not as we continued to struggle with a lower than expected driver count due primarily to high driver turnover and a tight hiring market. The hiring market has improved in January but it takes six weeks to hire, train and produce a revenue producing driver. We are putting a lot of emphasis on turnover and finding ways to improve.  We have implemented some items already such as (i) transitional supplemental pay following a driver coming out of training, (ii) a 3rd party vendor focused specifically on transitioning new hires through their first 6 months, (iii) improved on-boarding and driver communication and (iv) a complete review and several adjustments to driver pay down to the specific lane level by location. The driver shortage is an issue nationwide that will continue to challenge all carriers and their customers both in cost and the ability to provide enough capacity to meet demand.

Depreciation expense was high on a per mile basis this quarter as we completed the downsizing of the final pieces of business with a particular customer and we sold the excess equipment in January which will reduce depreciation by ~$60,000 per quarter. We are continuing to review all aspects of our fixed cost structure and will adjust accordingly.

Our balance sheet remains solid with $7.5 million of cash and cash equivalents as of December 31, 2020, and no outstanding debt. We will continue to focus on rates and a better business mix, including a continued push to diversify in the chemical, dry bulk and water business. We do not anticipate needing to replace any equipment until at least the fourth quarter putting our current planned capital expenditures at ~$3,000,000 for the fiscal year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the credit agreement. Under the Wells Fargo revolving line of credit, the applicable spread for borrowings at December 31, 2020 was 1.0% over LIBOR. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the credit agreement exceeds a target level.

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

As of December 31, 2020, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT TRANSPORTATION HOLDING, INC.

Date: February 9, 2021	By	ROBERT E. SANDLIN
Robert E. Sandlin
President and Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Vice President, Chief Financial Officer and
Secretary
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller, Chief Accounting Officer and
Treasurer
(Principal Accounting Officer)

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2020

EXHIBIT INDEX

(3.1)	Patriot Transportation Holding, Inc. Amended and Restated Articles of Incorporation.

(3.2)	Patriot Transportation Holding, Inc. Amended and Restated Bylaws (incorporated by reference to Form 8-K filed February 4, 2021).

(14)	Financial Code of Ethical Conduct between the Company, Chief Executive Officers, and Financial Managers (incorporated by reference to Form 8-K filed February 2, 2015).

(31)(a)	Certification of Robert E. Sandlin
(31)(b)	Certification of Matthew C. McNulty
(31)(c)	Certification of John D. Klopfenstein

(32)	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
22