Form 10-Q
period 2021-03-31
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2021-05-14
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [x]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	May 13, 2021
Common Stock	3,402,146
1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2021

CONTENTS

Preliminary Note Regarding Forward-Looking Statements.

Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements.

These forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources and competition and may be indicated by words or phrases such as ”anticipate”, ”estimate”, ”plans”, ”projects”, ”continuing”, ”ongoing”, ”expects”, ”management believes”, ”the Company believes”, ”the Company intends” and similar words or phrases. The following factors and others discussed in the Company’s periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: freight demand for petroleum products including the impact of the COVID-19 pandemic and “stay home” orders, as well as increased vehicle fuel efficiency, other impacts on the COVID-19 pandemic on our operations and financial results; the increased popularity of electric vehicles; recessionary and terrorist impacts on travel in the Company’s markets; fuel costs and the Company’s ability to recover fuel surcharges; accident severity and frequency; risk insurance markets; driver availability and cost; the impact of future regulations, including regulations regarding the transportation industry and regulations intended to reduce greenhouse gas emissions; cyber-attacks; availability and terms of financing; competition in our markets; interest rates, and inflation and general economic conditions. However, this list is not a complete statement of all potential risks or uncertainties.

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	September 30,
Assets	2021	2020
Current assets:
Cash and cash equivalents	$9,396	15,962
Accounts receivable (net of allowance for
doubtful accounts of $76 and $87, respectively)	4,941	5,005
Inventory of parts and supplies	935	903
Prepaid tires on equipment	1,344	1,414
Prepaid taxes and licenses	261	522
Prepaid insurance	1,971	2,444
Prepaid expenses, other	328	291
Total current assets	19,176	26,541

Property and equipment, at cost	80,819	83,204
Less accumulated depreciation	54,053	52,805
Net property and equipment	26,766	30,399

Operating lease right-of-use assets	2,444	2,964
Goodwill	3,637	3,637
Intangible assets, net	857	957
Other assets, net	164	171
Total assets	$53,044	64,669

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,064	2,679
Federal and state taxes payable	730	284
Accrued payroll and benefits	2,745	3,156
Accrued insurance	1,042	1,210
Accrued liabilities, other	1,508	1,281
Operating lease labilities, current portion	1,065	1,065
Total current liabilities	9,154	9,675

Operating lease liabilities, less current portion	1,525	2,073
Deferred income taxes	4,069	5,087
Accrued insurance	1,886	1,886
Other liabilities	891	900
Total liabilities	17,525	19,621
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, 5,000,000 shares authorized,
of which 250,000 shares are designated Series A
Junior Participating Preferred Stock; $0.01 par
value; none issued and outstanding	—	—
Common stock, $.10 par value; (25,000,000 shares
authorized; 3,402,146 and 3,377,279 shares issued
and outstanding, respectively)	340	338
Capital in excess of par value	39,009	38,670
(Accumulated deficit) Retained earnings	(3,935)	5,935
Accumulated other comprehensive income, net	105	105
Total shareholders’ equity	35,519	45,048
Total liabilities and shareholders’ equity	$53,044	64,669

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,		MARCH 31,
	2021	2020	2021	2020
Revenues:
Transportation revenues	$18,224	21,560	$37,441	44,159
Fuel surcharges	1,504	1,967	2,515	4,177
Total revenues	19,728	23,527	39,956	48,336

Cost of operations:
Compensation and benefits	8,687	10,381	17,738	21,379
Fuel expenses	2,464	2,946	4,562	6,409
Repairs & tires	1,336	1,571	2,717	3,322
Other operating	755	975	1,568	1,931
Insurance and losses	1,929	2,555	4,051	5,324
Depreciation expense	1,671	1,839	3,416	3,789
Rents, tags & utilities	703	753	1,399	1,503
Sales, general & administrative	2,141	2,609	4,277	5,090
Corporate expenses	689	814	1,090	1,351
Gain on sale of land	(1,431)	—	(1,431)	—
Loss (gain) on disposition of PP&E	113	(328)	199	(450)
Total cost of operations	19,057	24,115	39,586	49,648

Total operating profit (loss)	671	(588)	370	(1,312)

Interest income and other	1	42	3	127
Interest expense	(7)	(7)	(15)	(15)

Income (loss) before income taxes	665	(553)	358	(1,200)
Provision for (benefit from) income taxes	181	(152)	96	(335)

Net income (Loss)	$484	(401)	$262	(865)

Reclassification adjust for net investment gains realized in net income	—	—	—	(5)

Comprehensive income (loss)	$484	(401)	$262	(870)

Earnings per common share:
Net Income (loss) -
Basic	$0.14	(0.12)	0.08	(0.26)
Diluted	$0.14	(0.12)	0.08	(0.26)

Number of shares (in thousands) used in computing:
-basic earnings per common share	3,393	3,354	3,385	3,352
-diluted earnings per common share	3,394	3,354	3,390	3,352

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2021 AND 2020

(In thousands)

(Unaudited)

	Six months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$262	(865)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,205	4,629
Non-cash gain of acquisition-related contingent consideration	(16)	—
Deferred income taxes	(1,018)	(454)
Gain on asset dispositions	(1,246)	(450)
Stock-based compensation	341	454
Net changes in operating assets and liabilities:
Accounts receivable	64	918
Inventory of parts and supplies	(32)	4
Prepaid expenses	767	1,726
Other assets	37	(17)
Accounts payable and accrued liabilities	(967)	(782)
Income taxes payable and receivable	446	134
Operating lease assets and liabilities, net	(548)	(571)
Long-term insurance liabilities and other long-term liabilities	(9)	19
Net cash provided by operating activities	2,286	4,745

Cash flows from investing activities:
Purchase of property and equipment	(594)	(4,279)
Business acquisition	—	(1,000)
Proceeds from the sale of property, plant and equipment	1,874	1,220
Net cash provided by (used in) investing activities	1,280	(4,059)

Cash flows from financing activities:
Dividends paid	(10,132)	(10,557)
Net cash used in financing activities	(10,132)	(10,557)

Net decrease in cash and cash equivalents	(6,566)	(9,871)
Cash and cash equivalents at beginning of period	15,962	21,216
Cash and cash equivalents at end of the period	$9,396	11,345

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED MARCH 31, 2021 AND 2020

(In thousands)

(Unaudited)

	Six Months Ended March 31, 2021
				(Accum.	Accumulated
			Capital in	Deficit)	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income, net	Equity

Balance as of September 30, 2020	3,377,279	$338	$38,670	$5,935	$105	$45,048

Stock-based compensation			122			122
Director grant	24,867	2	217			219
Cash dividends declared ($3.00 per share)				(10,132)		(10,132)
Net income				262		262
Balance as of March 31, 2021	3,402,146	$340	$39,009	$(3,935)	$105	$35,519

	Three Months Ended March 31, 2021
				(Accum.	Accumulated
			Capital in	Deficit)	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income, net	Equity

Balance as of December 31, 2020	3,377,279	$338	$38,729	$(4,419)	$105	$34,753

Stock-based compensation			63			63
Director grant	24,867	2	217			219
Net income				484		484
Balance as of March 31, 2021	3,402,146	$340	$39,009	$(3,935)	$105	$35,519

	Six Months Ended March 31, 2020
				(Accum.	Accumulated
			Capital in	Deficit)	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income, net	Equity

Balance as of September 30, 2019	3,351,329	$335	$38,099	$16,235	$128	$54,797

Stock-based compensation			119			119
Director grant	25,950	3	332			335
Cash dividends declared ($3.15 per share)				(10,557)		(10,557)
Net loss				(865)		(865)
Reclassification adjustment of realized gain, net					(5)	(5)
Balance as of March 31, 2020	3,377,279	$338	$38,550	$4,813	$123	$43,824

	Three Months Ended March 31, 2020
				(Accum.	Accumulated
			Capital in	Deficit)	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income, net	Equity

Balance as of December 31, 2019	3,351,329	$335	$38,158	$5,214	$123	$43,830

Stock-based compensation			60			60
Director grant	25,950	3	332			335
Net loss				(401)		(401)
Balance as of March 31, 2020	3,377,279	$338	$38,550	$4,813	$123	$43,824

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

(1) Description of Business and Basis of Presentation.

Description of Business

Company’s Business. The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul; rather, we act as a third party carrier to deliver our customers’ products from point A to point B, using predominantly Company employees driving Company owned tractors and tank trailers. Approximately 88% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 12% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products, water and liquid chemicals. As of March 31, 2021, we employed 360 revenue-producing drivers who operated our fleet of 306 Company tractors, 21 owner operators and 421 trailers from our 18 terminals and 6 satellite locations in Florida, Georgia, Alabama, and Tennessee.

Basis of Presentation

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2021. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2020.

(2) Recently Issued Accounting Standards. None.

(3) Related Party Agreements. The Company provides FRP Holdings, Inc. (FRP) certain services including the services of certain shared executive officers. FRP may be considered a related party due to common significant shareholder ownership and shared common officers. A written agreement exists outlining the terms of such services and the boards of the respective companies amended and extended this agreement for one year effective April 1, 2021.

The consolidated statements of income reflect charges and/or allocation to FRP Holdings, Inc. for these services of $256,000 and $290,000 for the three months ended March 31, 2021 and 2020, and $691,000 and $703,000 for the six months ended March 31, 2021 and 2020, respectively. These charges to FRP are reflected as a reduction to the Company’s corporate expenses.

We employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(4) Long-Term debt. The Company had no long-term debt outstanding at March 31, 2021 and September 30, 2020. On December 28, 2018 the Company entered into a First Amendment to the 2015 Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. ("Wells Fargo"), effective December 14, 2018. The Credit Agreement modifies the Company's prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a five year revolving credit facility with a maximum facility amount of $35 million, with a separate sublimit for standby letters of credit. The credit facility limit may be increased to $50 million upon request by the Company, subject to the lender's discretion and the satisfaction of certain conditions. The interest rate under the Credit Agreement will be a maximum of 1.50% over LIBOR, which may be reduced quarterly to 1.25% or 1.0% over LIBOR if the Company meets a specified ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.144% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.1145% or 0.086% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The applicable unused fee for the first six months of the fiscal year was 0.086%. As of March 31, 2021, we had no outstanding debt borrowed on this revolver, $3,579,000 in commitments under letters of credit and $31,421,000 available for additional borrowings. The letter of credit fee is 1% and the applicable borrowing rate would have been 1.1085% on March 31, 2021. This credit agreement contains certain conditions, affirmative financial covenants and negative covenants including a minimum tangible net worth. The Company was in compliance with all of its loan covenants as of March 31, 2021.

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

The following details the computations of the basic and diluted earnings per common share (dollars and shares in thousands, except per share amounts):

	Three Months ended		Six months ended
	March 31,		March 31,
	2021	2020	2021	2020
Weighted average common shares
outstanding during the period
- shares used for basic
earnings per common share	3,393	3,354	3,385	3,352

Common shares issuable under
share based payment plans
which are potentially dilutive	1	—	5	—

Common shares used for diluted
earnings per common share	3,394	3,354	3,390	3,352

Net income (loss)	$484	(401)	262	(865)

Earnings (loss) per common share:
-basic	$0.14	(0.12)	0.08	(0.26)
-diluted	$0.14	(0.12)	0.08	(0.26)

For the three and six months ended March 31, 2021, 604,005 and 500,950 shares attributable to outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended March 31, 2020, 400,722 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

Post Spin-Off Patriot Incentive Stock Plan

As part of the spin-off transaction, the Board of Directors of the Company adopted the Patriot Transportation Holding, Inc. Incentive Stock Plan (“Patriot Plan”) in January, 2015. In exchange for all outstanding FRP options held on January 30, 2015, existing Company directors, officers and key employees holding option grants in the FRP Stock Option Plan(s) were issued new grants in the Patriot and FRP Plans based upon the relative value of Patriot and FRP immediately following the completion of the spin-off with the same remaining terms. All related compensation expense has been allocated to the Company (rather than FRP) and included in corporate expenses. The number of common shares available for future issuance in the Patriot Plan was 69,820 at March 31, 2021.

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

In December 2016, the Company approved and issued a long-term performance incentive to an officer in the form of stock appreciation rights. As adjusted for the extraordinary dividend the Company granted 174,011 stock appreciation rights. The adjusted market price of the grant was $12.79, and the executive will get a cash award at age 65 based upon the stock price at that date compared to the adjusted market price of $12.79 but in no event will the award be less than $500,000. The Company is expensing the fair value of the award over the 9.1 year vesting period to the officer’s attainment of age 65, with periodic adjustments to the liability estimate based upon changes in the assumptions used to calculate the liability. The accrued liability under this plan as of March 31, 2021 and 2020 was $357,000 and $297,000, respectively.

The Company recorded the following stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Six months ended
	March 31,		March 31,
	2021	2020	2021	2020
Stock option grants	$63	60	122	119
Annual director stock award	219	335	219	335
	$282	395	341	454

A summary of Company stock options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at
September 30, 2020	400,722	$14.96	6.6	$1,749
Granted	78,345	10.00		275
Forfeited	(9,632)	13.88		(48)
Term Adjustment	148,067
Outstanding at
March 31, 2021 (a)	617,502	$10.76	6.8	$1,976
Exercisable at
March 31, 2021	317,208	$11.97	5.2	$1,195
Vested during
six months ended
March 31, 2021	77,845			$242

(a)	The Company stock option intrinsic values were adjusted as of December 30, 2020, the date of the extraordinary dividend. Stock option activity, including the weighted average exercise price, was not retroactively adjusted.

The aggregate intrinsic value of exercisable Company options was $87,000 and the aggregate intrinsic value of all outstanding in-the-money options was $558,000 based on the Company’s market closing price of $11.01 on March 31, 2021 less exercise prices.

The unrecognized compensation expense of Patriot options granted as of March 31, 2021 was $692,000, which is expected to be recognized over a weighted-average period of 3.5 years.

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

At March 31, 2021 and September 30, 2020, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other financial instruments approximate their fair value based upon the short-term nature of these items.

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

Customers: During the first six months of fiscal 2021, the Company’s ten largest customers accounted for approximately 60.2% of our revenue and one of these customers accounted for 21.9% of our revenue. Accounts receivable from the ten largest customers was $2,967,000 and $3,121,000 at March 31, 2021 and September 30, 2020 respectively. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income.

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

The goodwill recorded resulting from the acquisition is tax deductible. The earned payout liability, estimated to be $425,000 on the date of acquisition, was later determined to be $69,000 based upon the total revenues for the 12 months following the acquisition. Changes in the estimated earned payout liability, up to the total contractual amount, are reflected in our results of operations in the periods in which they were identified. For the six months ended March 31, 2021 the Company recorded a gain of $16,000. During fiscal year 2020 the Company recorded gains of $340,000 on the contingent consideration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial information and related notes that appear in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customers’ products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 88% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 12% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. As of March 31, 2021, we employed 360 revenue-producing drivers who operated our fleet of 306 company tractors, 21 owner operators and 421 trailers from our 18 terminals and 6 satellite locations in Florida, Georgia, Alabama, and Tennessee. We experience increased seasonal demand in Florida in the spring and in most of our other locations during the summer months.

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
16

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

To measure our performance, management focuses primarily on transportation revenue growth, revenue miles, revenue per mile, our preventable accident frequency rate (“PAFR”), our operating ratio (defined as our operating expenses as a percentage of our operating revenue), turnover rate (excluding drivers related to terminal closures) and average driver count (defined as average number of revenue producing drivers including owner operators under employment over the specified time period) as compared to the same period in the prior year.

ITEM	Six months 2021 vs. 2020
Total Revenue	Down 17.3%
Transportation Revenue	Down 15.2%
Revenue Miles	Down 19.0%
PAFR (incidents per 1M miles) goal of 2.1	Down to 1.93 from 1.95
Operating Ratio	99.1% vs. 102.7%
Driver Turnover Rate	106.6% vs. 77.8%
Avg. Driver Count incl. owner operators	Down 23.0%

Second Quarter Highlights

•	Transportation revenue per mile was up $.13, or 4.5%, due to an improved business mix and rate increases.
•	The quarter’s net income included $1,037,000, or $.31 per share, from gains on real estate sales.
17

Comparative Results of Operations for the Three Months ended March 31, 2021 and 2020

	Three months ended March 31
(dollars in thousands)	2021	%	2020	%

Revenue miles (in thousands)	5,993		7,410

Revenues:
Transportation revenue	$18,224	92.4%	21,560	91.6%
Fuel surcharges	1,504	7.6%	1,967	8.4%
Total Revenues	19,728	100.0%	23,527	100.0%

Cost of operations:
Compensation and benefits	8,687	44.0%	10,381	44.1%
Fuel expenses	2,464	12.5%	2,946	12.5%
Repairs & tires	1,336	6.8%	1,571	6.7%
Other operating	755	3.8%	975	4.1%
Insurance and losses	1,929	9.8%	2,555	10.9%
Depreciation expense	1,671	8.5%	1,839	7.8%
Rents, tags & utilities	703	3.6%	753	3.2%
Sales, general & administrative	2,141	10.8%	2,609	11.1%
Corporate expenses	689	3.5%	814	3.5%
Gain on sale of land	(1,431)	-7.3%	—	0.0%
Loss (gain) on disposition of PP&E	113	0.6%	(328)	-1.4%
Total cost of operations	19,057	96.6%	24,115	102.5%

Total operating profit (loss)	$671	3.4%	(588)	-2.5%

The Company reported net income of $484,000, or $.14 per share for the quarter ended March 31, 2021, compared to a net loss of ($401,000), or ($.12) per share, in the same quarter last year. The quarter’s net income included $1,037,000, or $.31 per share, from gains on real estate sales net of income taxes.

Total revenues for the quarter were $19,728,000, down $3,799,000 from the same quarter last year primarily resulting from the downsizing of one customer account ($1,488,000) and the closure of our Wilmington terminal in April, 2020 ($685,000). The remainder of the revenue variance is primarily attributable to a smaller driver force. Transportation revenues (excluding fuel surcharges) were $18,224,000, down $3,336,000 or 15%. Revenue miles were down 1,417,000, or 19%, over the same quarter last year. Transportation revenue per mile was up $.13, or 4.5%, due to an improved business mix and rate increases. Fuel surcharge revenue was $1,504,000, down $463,000 from the same quarter last year.

Compensation and benefits decreased $1,694,000, mainly due to lower company miles, as well as the elimination of minimum driver pay expense and reductions in non-driver support positions. Gross fuel expense decreased $482,000 as a result of lower company miles. Repairs and tire expense decreased $235,000 due to lower miles this quarter. Insurance and losses decreased $626,000, primarily from lower health care. Depreciation expense was down $168,000 in the quarter as we continue to reduce our fleet size to meet our business levels. SG&A expense was lower by $468,000 resulting from permanent cost reductions. Corporate expense was lower by $125,000 due mainly to lower director stock compensation expense of $116,000, a one-time expense that occurs in the 2nd quarter each year. Gain on sale of land was $1,431,000 due to the sale of our former terminal location in Pensacola, FL. Loss on disposition of assets was $113,000 versus a gain of $328,000 in the same quarter last year due to a single tractor rollover accident requiring the buyout of a leased tractor. During the quarter, we experienced an unfortunate single tractor rollover accident which negatively impacted the quarter by $466,500 through a combination of charges to the Insurance and losses line as well as the loss on disposition of assets. We do not anticipate any further material expenses from this accident.

As a result, operating profit this quarter was $671,000 compared to an operating loss of ($588,000) in the same quarter last year. Excluding the gain on sale of land and the negative impacts of the rollover accident, operating loss was ($293,500). Operating ratio was 96.6 this quarter versus 102.5 the same quarter last year.

Comparative Results of Operations for the Six Months ended March 31, 2021 and 2020

	Six months ended March 31
(dollars in thousands)	2021	%	2020	%

Revenue miles (in thousands)	12,443		15,370

Revenues:
Transportation revenue	$37,441	93.7%	44,159	91.4%
Fuel surcharges	2,515	6.3%	4,177	8.6%
Total Revenues	39,956	100.0%	48,336	100.0%

Cost of operations:
Compensation and benefits	17,738	44.4%	21,379	44.2%
Fuel expenses	4,562	11.4%	6,409	13.3%
Repairs & tires	2,717	6.8%	3,322	6.9%
Other operating	1,568	3.9%	1,931	4.0%
Insurance and losses	4,051	10.2%	5,324	11.0%
Depreciation expense	3,416	8.6%	3,789	7.8%
Rents, tags & utilities	1,399	3.5%	1,503	3.1%
Sales, general & administrative	4,277	10.7%	5,090	10.5%
Corporate expenses	1,090	2.7%	1,351	2.8%
Gain on sale of land	(1,431)	-3.6%	—	0.0%
Loss (gain) on disposition of PP&E	199	0.5%	(450)	-0.9%
Total cost of operations	39,586	99.1%	49,648	102.7%

Total operating profit (loss)	$370	0.9%	(1,312)	-2.7%

The Company reported net income of $262,000, or $.08 per share, compared to a net loss of ($865,000), or ($.26) per share, in the same period last year. The first six months’ net income included $1,037,000, or $.31 per share, from gains on real estate sales net of income taxes.

Total revenues for the period were $39,956,000, down $8,380,000 from the same period last year, of which $3,175,000 resulted from the downsizing of one customer account and $1,352,000 from the closure of our Wilmington terminal in April, 2020. The remainder of the revenue variance was primarily attributable to the declining driver count and the impacts of COVID-19 prior to demand spiking in mid-February as the Country started to reopen. Transportation revenues (excluding fuel surcharges) were $37,441,000, down $6,718,000 or 15%. Revenue miles were down 2,927,000 miles, or 19%, over the same period last year. Transportation revenue per mile was up $.14, or 4.9%, due to an improved business mix and rate increases. Fuel surcharge revenue was $2,515,000, down $1,662,000 from the same period last year.

Compensation and benefits decreased $3,641,000, mainly due to lower company miles, as well as the elimination of minimum driver pay expense and reductions in non-driver support positions. Gross fuel expense decreased $1,847,000 as a result of lower company miles and a lower cost per gallon. Repairs and tire expense decreased $605,000 due to lower miles this quarter. Insurance and losses decreased $1,273,000, primarily from lower health care claims and workers’ compensation expense somewhat offset by the single tractor rollover accident and several product mixes. Depreciation expense was down $373,000 as we continue to reduce our fleet size to meet our business levels. SG&A expense was lower by $813,000 resulting from permanent cost reductions. Corporate expenses were down $261,000 due mainly to lower compensation expense. Gain on sale of land was $1,431,000 due to the sale of our former terminal location in Pensacola, FL. Loss on disposition of assets was $199,000 primarily due to the write off of the equipment involved in the single tractor rollover accident versus a gain of $450,000 in the same period last year.

As a result, operating income was $370,000 compared to an operating loss of ($1,312,000) in the same period last year. Excluding the gain on sale of land and the negative impacts of the rollover accident, operating loss was ($594,500). Operating ratio was 99.1 in the first six months versus 102.7 the same period last year.

Liquidity and Capital Resources. The Company maintains its operating accounts with Wells Fargo Bank, N.A. and these accounts directly sweep overnight against the Wells Fargo revolver. As of March 31, 2021, we had no debt outstanding on this revolver, $3,579,000 letters of credit and $31,421,000 available for additional borrowings. The Company expects our fiscal year 2021 cash generation to cover the cost of our operations and our budgeted capital expenditures

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Six months
	Ended March 31,
	2021	2020
Total cash provided by (used for):
Operating activities	$2,286	4,745
Investing activities	1,280	(4,059)
Financing activities	(10,132)	(10,557)
Decrease in cash and cash equivalents	$(6,566)	(9,871)

Outstanding debt at the beginning of the period	—	—
Outstanding debt at the end of the period	—	—

Operating Activities - Net cash provided by operating activities (as set forth in the cash flow statement) was $2,286,000 for the six months ended March 31, 2021, compared to $4,745,000 in the same period last year. The total of net income plus depreciation and amortization and less gains on sales of property and equipment decreased $93,000 versus the same period last year. These changes are described above under "Comparative Results of Operations." These changes comprise the majority of the decrease in net cash provided by operating activities.

Investing Activities – Investing activities include the purchase of property and equipment, any business acquisitions and proceeds from sales of property and equipment upon retirement. For the six months ended March 31, 2021, cash provided by investing activities was $1,280,000 which included the proceeds from retirements net of the purchase of plant, property and equipment. For the six months ended March 31, 2020, we spent $4,059,000 on investing activities which included $3,059,000 for the purchase of plant, property and equipment net of proceeds from retirements and $1,000,000 for the acquisition of Danfair Transport.

Financing Activities – Financing activities primarily include net changes to our outstanding revolving debt and proceeds from the sale of shares of common stock through employee equity incentive plans. For the six months ended March 31, 2021, cash used in financing activities was $10,132,000 due to dividends paid. For the six months ended March 31, 2020, cash used in financing activities was $10,557,000 due to dividends paid in the second quarter. We had no outstanding long-term debt on March 31, 2021 or March 31, 2020.

Credit Facilities - The Company has a five-year credit agreement with Wells Fargo Bank N.A. which provides a $35 million revolving line of credit with a $10 million sublimit for stand-by letters of credit. The amounts outstanding under the credit agreement bear interest at a rate of 1.0% over LIBOR, which may change quarterly based on the Company’s ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.144% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.1145% or 0.086% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The applicable unused fee for the first six months of the fiscal year was 0.086%. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth. As of March 31, 2021, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $2.1 million combined.

Cash Requirements - The Company currently expects its fiscal 2021 capital expenditures to be approximately $1 million which we expect to be fully funded by our cash generated from our operations. The amount of capital expenditures through March 31, 2021 were $594,000.

Impact of the COVID-19 Pandemic. The COVID-19 pandemic continues to have some impact on demand for oil and petroleum products in certain markets but, mainly due to the rollout of the vaccine, that impact was far less in this quarter than had been experienced since the beginning of the pandemic. As an essential business, we have continued to operate throughout the pandemic in accordance with CDC guidance and orders issued by state and local authorities.

Summary and Outlook. While most of the revenue declines this quarter were anticipated due to the known business reductions with a single customer, there was a portion that was not as we continued to struggle with a declining driver count due primarily to high driver turnover and a tightening hiring market. We ended the quarter down ~25 drivers from where we started the quarter. In addition, Florida and Georgia began reopening quickly starting in the middle of February and we have experienced an intense level of customer demand ever since. We have put a lot of emphasis on turnover and finding ways to improve over the past several quarters.  However, due to the intensity in the marketplace today, both in demand for our services and the race to hire drivers across the entire transportation industry, we determined it was imperative to implement a material increase on overall driver pay across all segments of our business. During the month of April, we increased several aspects of our compensation package to reward and retain our existing drivers for their continued efforts and to entice new drivers to apply and remain as long-term employees. If we are successful, it will allow us to grow back our driver force to meet the extremely high demand in the marketplace and improve our profitability. We do expect our customers to assist in offsetting these added costs and are working closely with them to form a stronger strategic alliance with higher rates and longer term contracts.

Our balance sheet remains solid with $9.4 million of cash and cash equivalents as of March 31, 2021, and no outstanding debt. We do not anticipate replacing any equipment until the first quarter of fiscal year 2022 putting our current planned capital expenditures at ~$1,000,000 for fiscal year 2021 and then returning to a more normalized capex spend in FY 2022. The Tampa property remains under contract in the 120-150 day “free look” Inspection Period with an outside closing date of September 19, 2021 at a sales price of $9,500,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the credit agreement. Under the Wells Fargo revolving line of credit, the applicable spread for borrowings at March 31, 2021 was 1.0% over LIBOR. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the credit agreement exceeds a target level.

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

As of March 31, 2021, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 26.
24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT TRANSPORTATION HOLDING, INC.

Date: May 14, 2021	By	ROBERT E. SANDLIN
Robert E. Sandlin
President and Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Vice President, Chief Financial Officer and
Secretary
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller, Chief Accounting Officer and
Treasurer
(Principal Accounting Officer)

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

EXHIBIT INDEX

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
26