Form 10-Q
period 2021-06-30
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2021-08-13
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2021.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	August 13, 2021
Common Stock	3,402,146
1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2021

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	September 30,
Assets	2021	2020
Current assets:
Cash and cash equivalents	$10,586	15,962
Cash held in escrow	581	—
Accounts receivable (net of allowance for doubtful accounts of $78 and $87, respectively)	5,308	5,005
Inventory of parts and supplies	893	903
Prepaid tires on equipment	1,369	1,414
Prepaid taxes and licenses	120	522
Prepaid insurance	1,856	2,444
Prepaid expenses, other	326	291
Total current assets	21,039	26,541

Property and equipment, at cost	80,122	83,204
Less accumulated depreciation	55,388	52,805
Net property and equipment	24,734	30,399

Operating lease right-of-use assets	2,193	2,964
Goodwill	3,637	3,637
Intangible assets, net	806	957
Other assets, net	160	171
Total assets	$52,569	64,669

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,861	2,679
Federal and state taxes payable	709	284
Accrued payroll and benefits	2,764	3,156
Accrued insurance	958	1,210
Accrued liabilities, other	1,679	1,281
Operating lease liabilities, current portion	1,065	1,065
Total current liabilities	9,036	9,675

Operating lease liabilities, less current portion	1,253	2,073
Deferred income taxes	3,604	5,087
Accrued insurance	1,886	1,886
Other liabilities	885	900
Total liabilities	16,664	19,621
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, 5,000,000 shares authorized, of which 250,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; None issued and outstanding	—	—
Common stock, $0.10 par value; (25,000,000 shares authorized; 3,402,146 and 3,377,279 shares issued and outstanding, respectively)	340	338
Capital in excess of par value	39,072	38,670
(Accumulated deficit) Retained earnings	(3,612)	5,935
Accumulated other comprehensive income, net	105	105
Total shareholders’ equity	35,905	45,048
Total liabilities and shareholders’ equity	$52,569	64,669

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2021	2020	2021	2020
Revenues:
Transportation revenues	$18,746	18,032	$56,187	62,191
Fuel surcharges	2,109	979	4,624	5,156
Total revenues	20,855	19,011	60,811	67,347

Cost of operations:
Compensation and benefits	9,200	8,575	26,938	29,954
Fuel expenses	2,568	1,738	7,130	8,147
Repairs & tires	1,316	1,182	4,033	4,504
Other operating	734	768	2,302	2,699
Insurance and losses	1,789	1,443	5,840	6,767
Depreciation expense	1,662	1,815	5,078	5,604
Rents, tags & utilities	653	719	2,052	2,222
Sales, general & administrative	2,284	1,839	6,561	6,929
Corporate expenses	426	362	1,516	1,713
Gain on sale of terminal sites	(183)	—	(1,614)	—
Loss (gain) on disposition of PP&E	(46)	(224)	153	(674)
Total cost of operations	20,403	18,217	59,989	67,865

Total operating profit (loss)	452	794	822	(518)

Interest income and other	1	4	4	131
Interest expense	(8)	(8)	(23)	(23)

Income (loss) before income taxes	445	790	803	(410)
Provision for (benefit from) income taxes	122	217	218	(118)

Net income (loss)	$323	573	$585	(292)

Reclassification adjust for net investment gains realized in net income	—	—	—	(5)

Comprehensive income (loss)	$323	573	$585	(297)

Earnings per common share:
Net Income (loss) -
Basic	$0.09	0.17	$0.17	(0.09)
Diluted	$0.09	0.17	$0.17	(0.09)

Number of shares (in thousands) used in computing:
-basic earnings per common share	3,402	3,377	3,391	3,366
-diluted earnings per common share	3,420	3,377	3,401	3,366

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2021 AND 2020

(In thousands)

(Unaudited)

	Nine months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$585	(292)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,259	6,880
Non-cash gain of acquisition-related contingent consideration	(16)	(150)
Deferred income taxes	(1,483)	(957)
Gain on asset dispositions	(1,476)	(674)
Stock-based compensation	404	514
Net changes in operating assets and liabilities:
Accounts receivable	(303)	1,400
Inventory of parts and supplies	10	148
Prepaid expenses	1,000	1,926
Other assets	41	136
Accounts payable and accrued liabilities	(1,064)	(2,003)
Income taxes payable and receivable	425	703
Operating lease assets and liabilities, net	(820)	(870)
Long-term insurance liabilities and other long-term liabilities	(15)	28
Net cash provided by operating activities	3,547	6,789

Cash flows from investing activities:
Purchase of property and equipment	(739)	(4,537)
Business acquisition	—	(1,000)
Cash held in escrow	(581)	—
Proceeds from the sale of property, plant and equipment	2,529	1,735
Net cash provided by (used in) investing activities	1,209	(3,802)

Cash flows from financing activities:
Dividends paid	(10,132)	(10,557)
Net cash used in financing activities	(10,132)	(10,557)

Net decrease in cash and cash equivalents	(5,376)	(7,570)
Cash and cash equivalents at beginning of period	15,962	21,216
Cash and cash equivalents at end of the period	$10,586	13,646

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED JUNE 30, 2021 AND 2020

(In thousands)

(Unaudited)

				(Accum.	Accumulated
			Capital in	Deficit)	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income, net	Equity

Balance as of September 30, 2019	3,351,329	$335	$38,099	$16,235	$128	$54,797

Stock-based compensation	—	—	179	—	—	179
Director grant	25,950	3	332	—	—	335
Cash dividends declared ($3.15 per share)	—	—	—	(10,557)	—	(10,557)
Net loss	—	—	—	(292)	—	(292)
Reclassification adjustment of realized gain, net	—	—	—	—	(5)	(5)
Balance as of June 30, 2020	3,377,279	$338	$38,610	$5,386	$123	$44,457

Balance as of September 30, 2020	3,377,279	$338	$38,670	$5,935	$105	$45,048

Stock-based compensation	—	—	185	—	—	185
Director grant	24,867	2	217	—	—	219
Cash dividends declared ($3.00 per share)	—	—	—	(10,132)	—	(10,132)
Net income	—	—	—	585	—	585
Balance as of June 30, 2021	3,402,146	$340	$39,072	$(3,612)	$105	$35,905

Balance as of March 31, 2020	3,377,279	$338	$38,550	$4,813	$123	$43,824

Stock-based compensation	—	—	60	—	—	60
Net income	—	—	—	573	—	573
Balance as of June 30, 2020	3,377,279	$338	$38,610	$5,386	$123	$44,457

Balance as of March 31, 2021	3,402,146	$340	$39,009	$(3,935)	$105	$35,519

Stock-based compensation	—	—	63	—	—	63
Net income	—	—	—	323	—	323
Balance as of June 30, 2021	3,402,146	$340	$39,072	$(3,612)	$105	$35,905

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

(1) Description of Business and Basis of Presentation.

Description of Business

Company’s Business. The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul; rather, we act as a third party carrier to deliver our customers’ products from point A to point B, using predominantly Company employees driving Company owned tractors and tank trailers. Approximately 88% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 12% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products, water and liquid chemicals. In June, 2021, we employed 349 revenue-producing drivers who operated our fleet of 306 Company tractors, 21 owner operators and 419 trailers from our 18 terminals and 6 satellite locations in Florida, Georgia, Alabama, and Tennessee.

Basis of Presentation

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2021. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2020.

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

The consolidated statements of income reflect charges and/or allocation to FRP Holdings, Inc. for these services of $256,000 and $290,000 for the three months ended June 30, 2021 and 2020, and $947,000 and $993,000 for the nine months ended June 30, 2021 and 2020, respectively. These charges to FRP are reflected as a reduction to the Company’s corporate expenses.

We employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(4) Long-Term debt. The Company had no long-term debt outstanding at June 30, 2021 and September 30, 2020. On December 28, 2018 the Company entered into a First Amendment to the 2015 Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, N.A. ("Wells Fargo"), effective December 14, 2018. The Credit Agreement modifies the Company's prior Credit Agreement with Wells Fargo, dated January 30, 2015. The Credit Agreement establishes a five year revolving credit facility with a maximum facility amount of $35 million, with a separate sublimit for standby letters of credit. The credit facility limit may be increased to $50 million upon request by the Company, subject to the lender's discretion and the satisfaction of certain conditions. The interest rate under the Credit Agreement will be a maximum of 1.50% over LIBOR, which may be reduced quarterly to 1.25% or 1.0% over LIBOR if the Company meets a specified ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.144% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.1145% or 0.086% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The applicable unused fee for the first nine months of the fiscal year was 0.086%. As of June 30, 2021, we had no outstanding debt borrowed on this revolver, $3,579,000 in commitments under letters of credit and $31,421,000 available for additional borrowings. The letter of credit fee is 1% and the applicable borrowing rate would have been 1.10025% on June 30, 2021. This credit agreement contains certain conditions, affirmative financial covenants and negative covenants including a minimum tangible net worth. The Company was in compliance with all of its loan covenants as of June 30, 2021.

On July 6, 2021, Patriot Transportation Holding, Inc. (the “Company”) entered into the 2021 Amended and Restated Credit Agreement (the “The Amended and Restated Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Amended and Restated Credit Agreement modifies the Company's prior Credit Agreement with Wells Fargo, dated January 30, 2015, as amended by that certain First Amendment dated December 28, 2018. The Amended and Restated Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $15 million, with a separate sublimit for standby letters of credit. The credit facility limit may be increased to $25 million upon request by the Company, subject to the lender's discretion and the satisfaction of certain conditions. The interest rate under the Amended and Restated Credit Agreement is 1.10% over the Secured Overnight Financing Rate (“SOFR”). A commitment fee of 0.12% per annum is payable quarterly on the unused portion of the commitment. The Amended and Restated Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants including a minimum tangible net worth of $25 million.

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

The following details the computations of the basic and diluted Earnings per common share (dollars and shares in thousands, except per share amounts):

	Three Months ended		Nine months ended
	June 30,		June 30,
	2021	2020	2021	2020
Weighted average common shares outstanding during the period – shares used for basic earnings per common share	3,402	3,377	3,391	3,366

Common shares issuable under share based payment plans which are potentially dilutive	18	—	10	—

Common shares used for diluted earnings per common share	3,420	3,377	3,401	3,366

Net income (loss)	$323	573	585	(292)

Earnings (loss) per common share:
-basic	$0.09	0.17	0.17	(0.09)
-diluted	$0.09	0.17	0.17	(0.09)

For the three and nine months ended June 30, 2021, 424,908 and 500,950 shares attributable to outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended June 30, 2020, 400,722 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

Post Spin-Off Patriot Incentive Stock Plan

As part of the spin-off transaction, the Board of Directors of the Company adopted the Patriot Transportation Holding, Inc. Incentive Stock Plan (“Patriot Plan”) in January, 2015. In exchange for all outstanding FRP options held on January 30, 2015, existing Company directors, officers and key employees holding option grants in the FRP Stock Option Plan(s) were issued new grants in the Patriot and FRP Plans based upon the relative value of Patriot and FRP immediately following the completion of the spin-off with the same remaining terms. All related compensation expense has been allocated to the Company (rather than FRP) and included in corporate expenses. The number of common shares available for future issuance in the Patriot Plan was 69,820 at June 30, 2021.

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

In December 2016, the Company approved and issued a long-term performance incentive to an officer in the form of stock appreciation rights. As adjusted for the extraordinary dividend the Company granted 174,011 stock appreciation rights. The adjusted market price of the grant was $12.79, and the executive will get a cash award at age 65 based upon the stock price at that date compared to the adjusted market price of $12.79 but in no event will the award be less than $500,000. The Company is expensing the fair value of the award over the 9.1 year vesting period to the officer’s attainment of age 65, with periodic adjustments to the liability estimate based upon changes in the assumptions used to calculate the liability. The accrued liability under this plan as of June 30, 2021 and 2020 was $365,000 and $320,000, respectively.

The Company recorded the following Stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Nine months ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock option grants	$63	60	185	179
Annual director stock award	—	—	219	335
	$63	60	404	514

A Summary of Company stock options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at September 30, 2020	400,722	$14.96	6.6	$1,749
Granted	78,345	10.00		275
Forfeited	(9,632)	13.88		(48)
Term Adjustment	148,067
Outstanding at June 30, 2021 (a)	617,502	$10.76	6.6	$1,976

Exercisable at June 30, 2021	317,208	$11.97	4.9	$1,195

Vested during nine months ended June 30, 2021	77,845			$242

(a)	The Company stock option intrinsic values were adjusted as of December 30, 2020, the date of the extraordinary dividend. Stock option activity, including the weighted average exercise price, was not retroactively adjusted.

The aggregate intrinsic value of exercisable Company options was $125,000 and the aggregate intrinsic value of all outstanding in-the-money options was $679,000 based on the Company’s market closing price of $11.31 on June 30, 2021 less exercise prices.

The unrecognized compensation expense of Patriot options granted as of June 30, 2021 was $630,000, which is expected to be recognized over a weighted-average period of 3.3 years.

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

At June 30, 2021 and September 30, 2020, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other financial instruments approximate their fair value based upon the short-term nature of these items.

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

Customers: During the first nine months of fiscal 2021, the Company’s ten largest customers accounted for approximately 59.7% of our revenue and one of these customers accounted for 21.7% of our revenue. Accounts receivable from the ten largest customers was $3,262,000 and $3,121,000 at June 30, 2021 and September 30, 2020 respectively. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income.

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

(10) Business Acquisition.

The Company acquired certain assets of Danfair Transport out of Americus, GA on November 4, 2019.

The Company has accounted for this acquisition in accordance with the provisions of ASC 805, Business Combinations (ASC 805). The Company has allocated the Purchase price of the business based upon the fair value of the assets acquired and liabilities assumed as follows (in thousands):

Consideration:

Fair value of consideration transferred	$(1,425)

Acquisition related costs expensed	$38

Recognized amounts of identifiable assets acquired and liabilities assumed:
Property and equipment	$759
Prepaid tires	25
Customer relationships	436
Non-compete agreement	12
Vacation liability assumed	(13)
Total identifiable net assets assumed	$1,219
Goodwill	206
Total	$1,425

The goodwill recorded resulting from the acquisition is tax deductible. The earned payout liability, estimated to be $425,000 on the date of acquisition, was later determined to be $69,000 based upon the total revenues for the 12 months following the acquisition. Changes in the estimated earned payout liability, up to the total contractual amount, are reflected in our results of operations in the periods in which they were identified. For the nine months ended June 30, 2021 the Company recorded a gain of $16,000. During fiscal year 2020 the Company recorded gains of $340,000 on the contingent consideration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our annual report on Form 10-K. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described in “Forward-Looking Statements” below and “Risk Factors” on page 6 of our annual report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements. We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this quarterly report on Form 10-Q, unless required by law.

Overview

The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customers’ products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 88% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 12% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products and liquid chemicals. In June, 2021, we employed 349 revenue-producing drivers who operated our fleet of 306 company tractors, 21 owner operators and 419 trailers from our 18 terminals and 6 satellite locations in Florida, Georgia, Alabama, and Tennessee. We experience increased seasonal demand in Florida in the spring and in most of our other locations during the summer months.

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

To measure our performance, management focuses primarily on transportation revenue growth, revenue miles, transportation revenue per mile, our preventable accident frequency rate (“PAFR”), our operating ratio (defined as our operating expenses as a percentage of our operating revenue), turnover rate (excluding drivers related to terminal closures) and average driver count (defined as average number of revenue producing drivers including owner operators under employment over the specified time period) as compared to the same period in the prior year.

ITEM	Nine months 2021 vs. 2020
Total Revenue	Down 9.7%
Transportation Revenue	Down 9.7%
Revenue Miles	Down 15.0%
Transportation Revenue Per Mile	Up 6.2%
PAFR (incidents per 1M miles) goal of 2.1	Down to 1.68 from 1.86
Operating Ratio	98.6% vs. 100.8%
Driver Turnover Rate	100.4% vs. 74.1%
Avg. Driver Count incl. owner operators	Down 22.4%

Third Quarter Highlights

•	Transportation revenue per mile was up $.27, or 9.2%, due to an improved business mix and rate increases.
•	This quarter’s net income included $133,000, or $.04 per share, from gains on real estate sales, net of taxes.

Comparative Results of Operations for the Three Months ended June 30, 2021 and 2020

	Three months ended June 30
(dollars in thousands)	2021	%	2020	%

Revenue miles (in thousands)	5,869		6,172

Revenues:
Transportation revenue	$18,746	89.9%	18,032	94.9%
Fuel surcharges	2,109	10.1%	979	5.1%
Total Revenues	20,855	100.0%	19,011	100.0%

Cost of operations:
Compensation and benefits	9,200	44.1%	8,575	45.1%
Fuel expenses	2,568	12.3%	1,738	9.1%
Repairs & tires	1,316	6.3%	1,182	6.2%
Other operating	734	3.5%	768	4.0%
Insurance and losses	1,789	8.6%	1,443	7.6%
Depreciation expense	1,662	8.0%	1,815	9.6%
Rents, tags & utilities	653	3.1%	719	3.8%
Sales, general & administrative	2,284	11.0%	1,839	9.7%
Corporate expenses	426	2.0%	362	1.9%
Gain on sale of land	(183)	-0.9%	—	0.0%
Loss (gain) on disposition of PP&E	(46)	-0.2%	(224)	-1.2%
Total cost of operations	20,403	97.8%	28,217	95.8%

Total operating profit	$452	2.2%	794	4.2%
15

The Company reported net income of $323,000, or $.09 per share for the quarter ended June 30, 2021, compared to $573,000, or $.17 per share, in the same quarter last year. This quarter’s net income included $133,000, or $.04 per share, from gains on real estate sales net of income taxes.

Total revenues for the quarter were $20,855,000, up $1,844,000 from the same quarter last year. Last year’s quarter was negatively impacted by COVID-19 (~$3.5M) while this year’s quarter was negatively impacted by the reduction of one customer account starting February, 2021 (~$2.3M per quarter) and the continued reduction in driver count due to turnover and the driver shortage (down ~100 drivers from the 3rd quarter of last year). Transportation revenues (excluding fuel surcharges) were $18,746,000, up $714,000 or 4%. Revenue miles were down 303,000, or 5%, over the same quarter last year. Transportation revenue per mile was up $.27, or 9.2%, due to an improved business mix and rate increases. Fuel surcharge revenue was $2,109,000, up $1,130,000 from the same quarter last year.

Compensation and benefits increased $625,000, mainly due to our increased driver compensation package (approximately 15% effective April 29, 2021) which was offset by a $233,000 reduction in support wages. Gross fuel expense increased $830,000 as a result of higher cost per gallon. Insurance and losses increased $346,000, primarily from higher health care claims (claims were very low due to COVID-19 in last year’s quarter). Depreciation expense was down $153,000 in the quarter as we continue to reduce our fleet size to meet our business levels. SG&A expense was higher by $445,000 resulting from increased travel $98,000, a $150,000 one time gain related to the Danfair acquisition included in last year’s quarter and $125,000 of 401k match expense compared to $0 in the same quarter last year when we used forfeitures to pay the match. This fiscal year we used the 401k forfeitures to pay the match in the 2nd quarter and will continue to do that going forward as long as we have the forfeitures available. Corporate expense was higher by $64,000 due to several smaller items. Gain on sale of terminal sites was $183,000 due to the sale and partial leaseback of our terminal located in Chattanooga, TN. Gain on disposition of assets was $46,000 versus $224,000 in the same quarter last year

As a result, operating profit this quarter was $452,000 compared to $794,000 in the same quarter last year. Operating ratio was 97.8 this quarter versus 95.8 the same quarter last year.

Comparative Results of Operations for the Nine Months ended June 30, 2021 and 2020

	Nine months ended June 30
(dollars in thousands)	2021	%	2020	%

Revenue miles (in thousands)	18,312		21,542

Revenues:
Transportation revenue	$56,187	92.4%	62,191	92.3%
Fuel surcharges	4,624	7.6%	5,156	7.7%
Total Revenues	60,811	100.0%	67,347	100.0%

Cost of operations:
Compensation and benefits	26,938	44.3%	29,954	44.5%
Fuel expenses	7,130	11.7%	8,147	12.1%
Repairs & tires	4,033	6.6%	4,504	6.7%
Other operating	2,302	3.8%	2,699	4.0%
Insurance and losses	5,840	9.6%	6,767	10.0%
Depreciation expense	5,078	8.3%	5,604	8.3%
Rents, tags & utilities	2,052	3.4%	2,222	3.3%
Sales, general & administrative	6,561	10.8%	6,929	10.3%
Corporate expenses	1,516	2.5%	1,713	2.6%
Gain on sale of land	(1,614)	-2.7%	—	0.0%
Loss (gain) on disposition of PP&E	153	0.3%	(674)	-1.0%
Total cost of operations	59,989	98.6%	67,865	100.8%

Total operating profit (loss)	$822	1.4%	(518)	-0.8%

The Company reported net income of $585,000, or $.17 per share, compared to a net loss of ($292,000), or ($.09) per share, in the same period last year. The first nine months’ net income included $1,170,000, or $.34 per share, from gains on real estate sales net of income taxes.

Total revenues for the period were $60,811,000, down $6,536,000 from the same period last year, of which $4,308,000 resulted from the downsizing of one customer account beginning February, 2021 and the remainder of the revenue variance was primarily attributable to the declining driver count. The driver shortage is an industry wide event that saw driver counts decline during COVID-19 and, now that demand has returned, there are not enough viable applicants to fill the void. Transportation revenues (excluding fuel surcharges) were $56,187,000, down $6,004,000 or 9.7%. Revenue miles were down 3,230,000 miles, or 15%, over the same period last year. Transportation revenue per mile was up $.18, or 6.2%, due to an improved business mix and rate increases. Fuel surcharge revenue was $4,624,000, down $532,000 from the same period last year.

Compensation and benefits decreased $3,016,000, mainly due to lower company miles, as well as the elimination of minimum driver pay expense and reductions in non-driver support positions. Gross fuel expense decreased $1,017,000 as a result of lower company miles. Repairs and tire expense decreased $471,000 due to lower miles this quarter. Insurance and losses decreased $927,000, primarily from lower health care claims somewhat offset by the single tractor rollover accident last quarter. Depreciation expense was down $526,000 as we continue to reduce our fleet size to meet our business levels. SG&A expense was lower by $368,000 resulting primarily from permanent cost reductions. Corporate expenses were down $197,000 due mainly to lower compensation expense, legal and audit fees. Gain on sale of land was $1,614,000 due to the sale of our former terminal location in Pensacola, FL and the sale and partial leaseback of our terminal in

Chattanooga, TN. Loss on disposition of assets was $153,000 primarily due to the write off of the equipment involved in the single tractor rollover accident versus a gain of $674,000 in the same period last year.

As a result, operating profit was $822,000 compared to an operating loss of ($518,000) in the same period last year. Excluding the gain on sale of terminal sites and the negative impacts of the rollover accident, operating loss for the nine months was ($325,500). Operating ratio was 98.6 in the first nine months versus 100.8 the same period last year.

Liquidity and Capital Resources. The Company maintains its operating accounts with Wells Fargo Bank, N.A. and these accounts directly sweep overnight against the Wells Fargo revolver. As of June 30, 2021, we had no debt outstanding on this revolver, $3,579,000 letters of credit and $31,421,000 available for additional borrowings. The Company expects our fiscal year 2021 cash generation to cover the cost of our operations and our budgeted capital expenditures

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Nine months
	Ended June 30,
	2021	2020
Total cash provided by (used for):
Operating activities	$3,547	6,789
Investing activities	1,209	(3,802)
Financing activities	(10,132)	(10,557)
Decrease in cash and cash equivalents	$(5,376)	(7,570)

Outstanding debt at the beginning of the period	—	—
Outstanding debt at the end of the period	—	—

Operating Activities - Net cash provided by operating activities (as set forth in the cash flow statement) was $3,547,000 for the nine months ended June 30, 2021, compared to $6,789,000 in the same period last year. The total of net income plus depreciation and amortization and less gains on sales of property and equipment decreased $546,000 versus the same period last year. These changes are described above under "Comparative Results of Operations." The net decrease in current assets was $2,767,000 more in the same period last year due to the larger decrease in revenues during that period. These changes comprise the majority of the decrease in net cash provided by operating activities.

Investing Activities – Investing activities include the purchase of property and equipment, any business acquisitions and proceeds from sales of property and equipment upon retirement. For the nine months ended June 30, 2021, cash provided by investing activities was $1,209,000 which included the proceeds from retirements net of the purchase of plant, property and equipment. For the nine months ended June 30, 2020, we spent $3,802,000 on investing activities which included $2,802,000 for the purchase of plant, property and equipment net of proceeds from retirements and $1,000,000 for the acquisition of Danfair Transport.

Financing Activities – Financing activities primarily include net changes to our outstanding revolving debt and proceeds from the sale of shares of common stock through employee equity incentive plans. For the nine months ended June 30, 2021, cash used in financing activities was $10,132,000 due to dividends paid. For the nine months ended June 30, 2020, cash used in financing activities was $10,557,000 due to dividends paid. We had no outstanding long-term debt on June 30, 2021 or June 30, 2020.

Credit Facilities - The Company has a five-year credit agreement with Wells Fargo Bank N.A. which provides a $35 million revolving line of credit with a $10 million sublimit for stand-by letters of credit. The amounts outstanding under the credit agreement bear interest at a rate of 1.0% over LIBOR, which may change quarterly based on the Company’s ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.144% per annum is payable quarterly on the unused portion of the commitment but the amount may be reduced to 0.1145% or 0.086% if the Company meets a specified ratio of consolidated total debt to consolidated total capital. The applicable unused fee for the first nine months of the fiscal year was 0.086%. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth. As of June 30, 2021, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $2.6 million combined.

On July 6, 2021, Patriot Transportation Holding, Inc. (the “Company”) entered into the 2021 Amended and Restated Credit Agreement (the “The Amended and Restated Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Amended and Restated Credit Agreement modifies the Company's prior Credit Agreement with Wells Fargo, dated January 30, 2015, as amended by that certain First Amendment dated December 28, 2018. The Amended and Restated Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $15 million, with a separate sublimit for standby letters of credit. The credit facility limit may be increased to $25 million upon request by the Company, subject to the lender's discretion and the satisfaction of certain conditions. The interest rate under the Amended and Restated Credit Agreement is 1.10% over the Secured Overnight Financing Rate (“SOFR”). A commitment fee of 0.12% per annum is payable quarterly on the unused portion of the commitment. The Amended and Restated Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants including a minimum tangible net worth of $25 million. If this credit agreement had been effective as of June 30, 2021, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $6.4 million combined.

Cash Requirements - The Company currently expects its fiscal 2021 capital expenditures to be approximately $1 million which we expect to be fully funded by our cash generated from our operations. The amount of capital expenditures through June 30, 2021 were $739,000.

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

Summary and Outlook. Heading into the 3rd quarter we determined that the driver shortage and high turnover was unsustainable and that a driver pay increase was imperative if we were going to reverse the tide. On April 29th, we implemented a significant driver pay increase (15%+). We went to all of our customers and proposed a rate increase to completely offset the impacts of the pay increase and all but one very small account accepted the rate increase. Many other customers who were due for a rate increase also accepted an added increase on top of that required to cover the driver pay. Most of these increases were implemented during the month of May with some starting in June and will be fully flowing through in the 4th quarter. We still have rate increase negotiations on-going with some additional customers, including our largest account, most of which will be implemented across the fourth quarter. We fully expect to continue pushing prices in the coming year in order to improve operating profit.

The impact of the driver pay increase has been beneficial, specifically on retention where we have seen an ~50% reduction in voluntary turnover following the announcement. While we have seen an uptick on the application and hiring side it has not yet been as significant as the retention piece but we continue to press forward through targeted advertisements and using our drivers to promote the compensation package with referral bonuses. Overall, the net result thus far is that we are maintaining our driver count fairly level since April, versus losing ~10-12 drivers per month previously, and we hope to see driver growth as the hiring side picks up and we get drivers trained and producing revenue.

Our balance sheet reflects $10.6 million of cash and cash equivalents as of June 30, 2021, and no outstanding debt. We do not anticipate replacing any equipment until the first quarter of fiscal year 2022 putting our current planned capital expenditures at ~$1,000,000 for fiscal year 2021 and then returning to a more normalized capex spend (~$6M) in FY 2022. The Tampa property remains under contract with an outside closing date of September 19, 2021 at a sales price of $9,500,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the credit agreement. Under the Wells Fargo revolving line of credit, the applicable spread for borrowings at June 30, 2021 was 1.0% over LIBOR. The applicable margin for such borrowings will be increased in the event that our debt to capitalization ratio as calculated under the credit agreement exceeds a target level.

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

As of June 30, 2021, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

PATRIOT TRANSPORTATION HOLDING, INC.

Date: August 13, 2021	By	ROBERT E. SANDLIN
Robert E. Sandlin
President and Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Vice President, Chief Financial Officer and
Secretary
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller, Chief Accounting Officer and
Treasurer
(Principal Accounting Officer)

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

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