Form 10-K
period 2021-09-30
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2021-12-14
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2021

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_]	Smaller reporting company [X]

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

The number of shares of the registrant’s stock outstanding as of December 2, 2021 was 3,415,643. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of March 31, 2021, the last day of business of our most recently completed second fiscal quarter, was $27,322,391.

+ Solely for purposes of this calculation, the registrant has assumed that all directors, officers and ten percent (10%) shareholders of the Company are affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Patriot Transportation Holding, Inc. 2021 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the Patriot Transportation Holding, Inc. Proxy Statement which will be filed with the Securities and Exchange Commission not later than December 31, 2021 are incorporated by reference in Part III.

2

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2021

Preliminary Note Regarding Forward-Looking Statements.

Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements.

These forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources and competition and may be indicated by words or phrases such as “anticipate”, “estimate”, “plans”, “projects”, “continuing”, “ongoing”, “expects”, “management believes”, “the Company believes”, “the Company intends” and similar words or phrases. The following factors and others discussed in the Company’s periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: freight demand for petroleum products including the impact of the COVID-19 pandemic and “stay home” orders, as well as increased vehicle fuel efficiency, other impacts on the COVID-19 pandemic on our operations and financial results; the increased popularity of electric vehicles; recessionary and terrorist impacts on travel in the Company’s markets; fuel costs and the Company’s ability to recover fuel surcharges; accident severity and frequency; risk insurance markets; driver availability and cost; the impact of future regulations, including regulations regarding the transportation industry and regulations intended to reduce greenhouse gas emissions; cyber-attacks; availability and terms of financing; competition in our markets; interest rates, and inflation and general economic conditions. However, this list is not a complete statement of all potential risks or uncertainties.

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

PART I

Item 1. BUSINESS.

Our Business. Our business, conducted through our subsidiary Florida Rock & Tank Lines, Inc., consists of hauling petroleum related products, dry bulk commodities and liquids. We are one of the largest regional tank truck carriers in North America. We operate terminals in Florida, Georgia, Alabama, and Tennessee. We do not own any of the products we haul; rather, we act as a third-party carrier to deliver our customers’ products from point A to point B, using predominately Company employees and Company-owned tractors and tank trailers. Approximately 86% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 14% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products, water and liquid chemicals. As of September 30, 2021, we employed 341 revenue-producing drivers who operated our fleet of 282 Company tractors, 22 owner operators and 420 trailers from our 18 terminals and 6 satellite locations.

Tractors and Trailers. During fiscal 2021, the Company did not purchase any new tractors. Our fiscal 2022 capital budget includes 30 new tractors. We believe maintaining a modern fleet will result in reduced maintenance expenses, improved operating efficiencies and enhanced driver recruitment and retention. At September 30, 2021 the Company operated a fleet of 282 tractors, and 420 tank trailers. The Company owns all of the tank trailers and tractors used to conduct our business, except for 22 tractors owned by owner-operators and 29 full-service leased 2019 model year tractors located in key areas without Company maintenance shops.

Competitors. The tank lines transportation business is extremely competitive and fragmented. We have multiple competitors in each of our markets, consisting of other carriers of varying sizes as well as our customers’ private fleets. Price, service, and location are the major competitive factors in each local market. Some of our competitors have greater financial resources and a more expansive geographic footprint than our company. Some of our competitors periodically reduce their prices to gain business, which may limit our ability to maintain or increase prices, implement new pricing strategies, or maintain significant growth in our business.

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

Customers. Approximately 86% of our business consists of hauling petroleum related products. Our petroleum clients include major convenience store and hypermarket accounts, fuel wholesalers and major oil companies. We strive to build long-term relationships with major customers by providing outstanding customer service. During fiscal 2021, the Company’s ten largest customers accounted for approximately 59.8% of revenue. One of these customers accounted for 21.4% of revenue. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income. Nine of our top 10 accounts have been customers for at least 6 years.

Our dry bulk and chemical customers include large industrial companies including cement and concrete accounts and product distribution companies. Our customer relationships are long-standing and have grown over time as a result of consistently high safety and service levels.

In September 2020, we entered into a 3-year contract with a customer to haul spring water in seven food grade trailers. This is the Company’s first venture into the food grade space.

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

Employees. As of September 30, 2021, the Company employed 508 people.

Financial Information. Financial information about the company is presented in the financial statements included in the accompanying 2021 Annual Report to Shareholders and such information is incorporated herein by reference.

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

Risks Relating to the COVID-19 Pandemic

Our business may continue to be adversely affected by the ongoing coronavirus pandemic and other health outbreaks.

The outbreak of the novel coronavirus (“SARS-CoV-2” or “COVID-19”) has evolved into a global pandemic. The coronavirus has spread to many regions of the world, including the areas of the United States where we operate.

Our business relies heavily on the demand for petroleum products. The spread of the coronavirus or other pandemics has had and may continue to have a material economic effect on our business due to government-imposed restrictions on travel and shelter-in-place orders, increased teleworking and a reduction in business travel and tourism.

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

While the potential economic impact brought by and the duration of the pandemic or any new pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common stock.

Risks Relating to Our Business

Our business is subject to general economic and other factors that are largely out of our control and could affect our operations, profitability, and cash flow.

Our business is dependent on various economic factors over which we have little control, that include:

•	the availability of qualified drivers;

•	access to the credit and capital markets;

•	rising healthcare costs;

•	increases in fuel prices, taxes, and tolls;

•	increases in costs of equipment;

•	interest rate fluctuations;

•	excess capacity in the trucking industry;

•	changes in laws or regulations or changes in license and regulatory fees;

•	potential disruptions at U.S. ports of entry and in pipeline operations;

•	downturns in customers’ business cycles; and

•	insurance prices and insurance coverage availability.

As a result, we may experience periods of overcapacity, declining prices, lower profit margins and less availability of cash in the future. The COVID-19 pandemic has had widespread adverse economic impacts, and the ultimate impact of the pandemic on these and other factors affecting our business is highly uncertain. Our revenues and operating income could be materially adversely affected.

Our operations and financial results are subject to the demand for hauling petroleum products in our markets, which is determined by factors outside our control.

We derive approximately 86% of our revenues from the hauling of petroleum products, including gasoline, diesel fuel and ethanol. The demand for these services is determined by motor fuel consumption in our markets, which is affected by general economic conditions, employment levels, consumer confidence and spending patterns. Gasoline prices can be highly volatile and are impacted by factors outside of our control (including production decisions made by oil producing nations).

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

Our ability to recruit and retain drivers is critical to our financial results and the ability to grow our business.

Our industry is subject to a shortage of qualified drivers. This shortage is exacerbated during periods of economic expansion, in which attractive employment opportunities, including in the construction and manufacturing industries, may offer better compensation and better hours. We suffer from high turnover. We have implemented driver pay increases to address this shortage in the hopes of reducing turnover, however our efforts to reduce turnover may be unsuccessful.

There is substantial competition for qualified personnel, particularly drivers, in the trucking industry. Supply chain challenges could continue to reduce the number of eligible drivers in our markets. This results in temporary under-utilization of our equipment, difficulty in meeting our customers’ demands and increased compensation levels, each of which could have a material adverse effect on our business, results of operations and financial condition. A decrease in quality drivers could lead to an increased frequency in the number of accidents, potential claims exposure and, indirectly, insurance costs.

Difficulty in attracting qualified drivers limits our ability to accept or service new business opportunities or could require us to increase the wages we pay in order to attract and retain drivers. If we are unable to hire qualified drivers to service new or existing business, we may have to temporarily send drivers from other terminals to those struggling markets, causing us to incur significant costs relating to out-of-town driver pay and expenses.

We may be adversely affected by fluctuations in the price and availability of fuel.

We require large amounts of diesel fuel to operate our tractors. In 2019, 2020 and 2021, cost of fuel (including fuel taxes) represented approximately 14.5%, 11.6%, and 11.8%, respectively, of our total revenue. The market price for fuel can be extremely volatile and can be affected by a number of economic and political factors. In addition, changes in federal or state regulations can impact the price of fuel, as well as increase the amount we pay in fuel taxes.

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
10

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

Our operations present hazards and risks, which are not fully covered by insurance. If a significant accident happens, for which we are not fully insured, our operations and financial results could be adversely affected.

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

Increasingly, we compete for customers based upon the flexibility and sophistication of our technologies supporting our services. The failure of hardware or software that supports our information technology systems, the loss of data contained in the systems, or the inability of our customers to access or interact with our website, could significantly disrupt our operations and cause us to lose customers. If our information technology systems are unable to handle additional volume for our operations as our business and scope of service grow, our service levels and operating efficiency will decline. In addition, we expect customers to continue to demand more sophisticated fully integrated information systems. If we fail to hire and retain qualified personnel to implement and maintain our information technology systems or if we fail to upgrade or replace these systems to handle increased volumes, meet the demands of our customers and protect against disruptions of our operations, we may lose customers, which could seriously harm our business.

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

As cyberattacks continue to evolve, we may be required to expend significant additional resources to respond to cyberattacks, to continue to modify or enhance our protective measures, or to investigate and remediate any information.

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

Our business requires substantial ongoing capital investment, particularly for tractors, trailers, terminals and technology. Our capital expenditures were approximately $9.6 million, $5.0 million and $0.9 million in 2019, 2020 and 2021, respectively, and we expect to make capital expenditures of approximately $6.0 million during fiscal 2022. We expect that cash flow from operations will be our primary sources of financing for capital expenditures.

Financing may not always be available to fund our activities.

We usually must spend and risk a significant amount of capital to fund our activities. Although most capital needs are funded from operating cash flow, the timing of cash flows from operations and capital funding needs may not always coincide, and the levels of cash flow may not fully cover capital funding requirements.

From time to time, we may need to supplement our cash generated from operations with proceeds from financing activities. We currently have a revolving credit facility available to us, for up to $15 million of borrowings, to provide us with available financing for working capital, equipment purchases and other general corporate purposes. This credit facility is intended to meet any ongoing cash needs in excess of internally generated cash flows. The disruption to financial markets caused by the COVID-19 pandemic could adversely impact our ability to obtain financing on terms that are acceptable to us.

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

As of September 30, 2021, two of our directors, Edward L. Baker and Thompson S. Baker II, beneficially own, collectively, approximately 9.03% of the outstanding shares of our common stock (45.97% of such shares are held in trusts under which voting power is shared with family members) and certain of their family members who (i) report their beneficial ownership on Schedule 13D or Schedule 13G, or (ii) are members of their immediate family beneficially own an additional 26.52%. As a result, these individuals effectively may have the ability to direct the election of all members of our board of directors and to exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving us, our acquisition or disposition of assets, our borrowing of monies, our issuance of any additional securities, our repurchase of common stock and our payment of dividends.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

As of September 30, 2021, our terminals and satellite locations were located in the following cities:

State	City	Terminal or Satellite Location	Owned/Leased

Alabama	Mobile	Satellite	Leased
Alabama	Montgomery	Terminal	Leased
Florida	Cape Canaveral	Satellite	Leased
Florida	Ft. Lauderdale	Terminal	Leased
Florida	Freeport	Satellite	Leased
Florida	Jacksonville	Terminal	Owned
Florida	Newberry	Satellite	Leased
Florida	Orlando	Terminal	Leased
Florida	Panama City	Terminal	Owned
Florida	Pensacola	Terminal	Owned
Florida	Tampa	Terminal	Owned
Florida	White Springs	Terminal	Owned
Georgia	Albany	Terminal	Owned
Georgia	Athens	Satellite	Leased
Georgia	Augusta	Terminal	Owned
Georgia	Bainbridge	Terminal	Owned
Georgia	Columbus	Terminal	Owned
Georgia	Doraville	Terminal	Owned
Georgia	Macon	Terminal	Owned
Georgia	Rome	Satellite	Leased
Georgia	Savannah	Terminal	Leased
Tennessee	Chattanooga	Terminal	Leased
Tennessee	Nashville	Terminal	Leased
Tennessee	Knoxville	Terminal	Owned

Item 3. LEGAL PROCEEDINGS.

Note 11 to the Consolidated Financial Statements included in the accompanying 2021 Annual Report to Shareholders is incorporated herein by reference.

Item 4. MINE SAFETY DISCLOSURES.

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There were approximately 343 holders of record of Patriot Transportation Holding, Inc. common stock, $.10 par value, as of September 30, 2021. The Company's common stock is traded on the Nasdaq Stock Market (Symbol PATI).

Price Range of Common Stock. Information concerning stock prices is included under the caption "Quarterly Results" on page 5 of the Company's 2021 Annual Report to Shareholders, and such information is incorporated herein by reference.

Dividends. On December 4, 2019, the Company’s Board of Directors declared a special cash dividend of $3.00 per share on the Company’s outstanding common stock. This one-time, special dividend was paid on January 30, 2020, to shareholders of record at the close of business on January 15, 2020. The Board of Directors also declared a quarterly dividend of $0.15 per share, paid on January 30, 2020, to shareholders of record on January 15, 2020. On December 4, 2020, the Company’s Board of Directors declared a special cash dividend of $3.00 per share on the Company’s outstanding common stock. This one-time, special dividend was paid on December 30, 2020, to shareholders of record at the close of business on December 17, 2020. Information concerning restrictions on the payment of cash dividends is included in Note 3 to the consolidated financial statements included in the accompanying 2021 Annual Report to Shareholders and such information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K and such information is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. Share repurchase activity during the three months ended September 30, 2021 was as follows:

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

Item 6. SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 5 of the Company's 2021 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Information required in response to Item 7 is included under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operation" on pages 6 through 10 of the Company’s 2021 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. We are exposed to the impact of interest rate changes through our variable-rate borrowings under the Credit Agreement. Under the Wells Fargo revolving credit line, the applicable margin for borrowings at September 30, 2021 was 1.1% over SOFR.

The Company did not have any variable or fixed rate debt outstanding at September 30, 2021, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

Commodity Price Risk. The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a significant portion of fuel price increases from our customers in the form of fuel surcharges. The typical fuel surcharge table provides some margin contribution at higher diesel fuel prices but also results in some margin erosion at lower diesel fuel prices. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In fiscal 2021 and 2020, a significant portion of fuel costs was recovered through rate and fuel surcharges.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 5 and on pages 11 through 23 of the Company's 2021 Annual Report to Shareholders. Such information is incorporated herein by reference.

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

Management’s Annual Report On Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of September 30, 2021.

This Annual Report does not include an attestation report of our Independent Registered Public Accounting Firm, Hancock Askew & Co., LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by our Independent Registered Public Accounting Firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Change In Internal Control Over Financial Reporting. During the fourth quarter of 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding the Company’s executive officers and directors (including the disclosure regarding audit committee financial experts), required in response to this Item 10, is included under the captions "Board of Directors and Corporate Governance- Our Board of Directors," "Board of Directors and Corporate Governance- Board Leadership," "Board of Directors and Corporate Governance- Board Committees," "Board of Directors and Corporate Governance- Business Conduct Policies,” “Securities Ownership- Section 16(a) Beneficial Ownership Reporting Compliance,” and "Compensation Discussion and Analysis" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2021.

The Company has adopted a Financial Code of Ethical Conduct applicable to its principal executive officers, principal financial officers and principal accounting officers. A copy of this Financial Code of Ethical Conduct is filed as Exhibit 14 to this Form 10-K. The Financial Code of Ethical Conduct is available on our web site at www.patriottrans.com under the heading Corporate Governance.

Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Board of Directors and Corporate Governance- Board Committees- Compensation Committee," "Non-Employee Director Compensation," "Compensation Discussion and Analysis" and "Executive Compensation" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2021.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in response to this Item 12 is included under the captions "Securities Ownership" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2021.

Equity Compensation Plan Information

Number of
Securities
Remaining
Available
	Number of		for future
	Securities	Weighted	Issuance
	to be	Average	under equity
	issued upon	exercise	Compensation
	exercise of	price of	Plans
	Outstanding	outstanding	(excluding
	options,	options,	Securities
	Warrants	warrants	reflected in
	and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation
plans approved by
security holders	604,005	$10.80	69,820

Equity compensation
plans not approved
by security holders	0	0	0

Total	604,005	$10.80	69,820

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 is included under the caption “Related Party Transactions" and “Board of Directors and Corporate Governance- Director Independence " in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2021.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required in response to this Item 14 is included under the captions “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2021.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE.

(a) (1) and (2) Financial Statements and Financial Statement Schedule.

The response to this item is submitted as a separate section. See Index to Financial Statements and Financial Statement Schedule on page 26 of this Form 10-K.

 (3) Exhibits.

The response to this item is submitted as a separate section. See Exhibit Index on pages 25 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patriot Transportation Holding, Inc.

Date: December 14, 2021	By	ROBERT E. SANDLIN
Robert E. Sandlin
President and Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Vice President, Chief Operating Officer, Chief
Financial Officer and Secretary
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller, Chief Accounting Officer and
Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 14, 2020.

ROBERT E. SANDLIN	THOMPSON S. BAKER II
Robert E. Sandlin	Thompson S. Baker II
President and Executive Officer	Chairman of the Board
(Principal Executive Officer)	Director

MATTHEW C. MCNULTY	JOHN E. ANDERSON
Matthew C. McNulty	John E. Anderson
Vice President, Chief Operating Officer,	Director
Chief Financial Officer and Secretary
(Principal Financial Officer)

JOHN D. KLOPFENSTEIN	LUKE E. FICHTHORN
John D. Klopfenstein	Luke E. Fichthorn III
Controller, Chief Accounting Officer	Director
and Treasurer (Principal Accounting Officer)

EDWARD L. BAKER	CHARLES D. HYMAN
Edward L. Baker	Charles D. Hyman
Director, Chairman Emeritus	Director

               PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2021

EXHIBIT INDEX

[Item 14(a)(3)]

(2.1)	Separation and Distribution Agreement, dated as of January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to Form 8-K filed February 2, 2015).

(3.1)	Patriot Transportation Holding, Inc. Amended and Restated Articles of Incorporation (incorporated by reference to Form 10-Q filed May 15, 2015).

(3.2)	Patriot Transportation Holding, Inc. Amended and Restated Bylaws (incorporated by reference to Form 10-Q filed May 15, 2015).

(10.1)	Amended and Restated Credit Amendment, dated and effective July 6, 2021, between Patriot Transportation Holding, Inc. and Wells Fargo Bank, N.A.

(10.2)	Tax Matters Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to Form 8-K filed February 2, 2015).

(10.3)	Transition Services Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to Form 8-K filed February 2, 2015).

(10.4)	Employee Matters Agreement, dated as of January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to Form 8-K filed February 2, 2015).

(10.5)	2014 Equity Incentive Plan for Patriot Transportation Holding, Inc. (incorporated by reference to Form 10-Q filed May 15, 2015).

(10.6)	Management Incentive Compensation Plan (incorporated by reference to Form 10-Q filed May 15, 2015).

(14)	Financial Code of Ethical Conduct between the Company, Chief Executive Officers, and Financial Managers (incorporated by reference to Form 8-K filed February 2, 2015).

(21)	Subsidiaries of Registrant at September 30, 2021: Florida Rock & Tank Lines, Inc. (a Florida corporation); Patriot Transportation of Florida, Inc. (a Florida corporation).

(23)(a)	Consent of Hancock Askew & Co., Inc., Independent Registered Public Accounting Firm, appears on page 27 of this Form 10-K.

(31)(a)	Certification of Robert E. Sandlin.
(31)(b)	Certification of Matthew C. McNulty.
(31)(c)	Certification of John D. Klopfenstein.
(32)	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

PATRIOT TRANSPORTATION HOLDING, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

(Item 15(a) (1) and 2))

Page
Consolidated Financial Statements:
Consolidated balance sheets at September 30, 2021 and 2020	43

For the years ended September 30, 2021, 2020 and 2019:
Consolidated statements of income	42
Consolidated statements of comprehensive income	42
Consolidated statements of cash flows	44
Consolidated statements of shareholders' equity	45

Notes to consolidated financial statements	46-58

Report of Independent Registered Public Accounting Firm	60

Selected quarterly financial data (unaudited)	33

Consent of Independent Registered Public Accounting Firm	27

Report of Independent Registered Public Accounting Firm
on Financial Statement Schedule	27

Consolidated Financial Statement Schedule:

II - Valuation and qualifying accounts	28

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Patriot Transportation Holding, Inc.

Jacksonville, Florida

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-201791, 333-201792, 333-231421, 333-238294 and 333-252886) of Patriot Transportation Holding, Inc. of our report dated December 14, 2021 relating to the consolidated financial statements which appear in the Annual Report to Shareholders incorporated by reference herein. We also consent to the incorporation by reference of our report dated December 14, 2021, relating to the financial statement schedule, which appears in this Form 10-K.

Respectfully submitted,

Hancock Askew & Co., LLP

Jacksonville, Florida

December 14, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

The Shareholders and Board of Directors

Patriot Transportation Holding, Inc.

Our audit of the consolidated financial statements referred to in our report dated December 14, 2021, appearing in the 2021 Annual Report to Shareholders of Patriot Transportation Holding, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audit. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Hancock Askew & Co., LLP

Jacksonville, Florida

December 14, 2021

PATRIOT TRANSPORTATION HOLDING, INC.

SCHEDULE II (CONSOLIDATED) - VALUATION

AND QUALIFYING ACCOUNTS

YEARS ENDED SEPTEMBER 30, 2021, 2020 AND 2019

			ADDITIONS	ADDITIONS
	BALANCE		CHARGED TO	CHARGED TO			BALANCE
	AT BEGIN.		COST AND	OTHER			AT END
	OF YEAR		EXPENSES	ACCOUNTS	DEDUCTIONS		OF YEAR

Year Ended
September 30, 2021:

Allowance for
doubtful accounts	$87,174		$14,080	$—	$15,712	(a)	$85,542
Accrued risk
Insurance:
Tanklines	$1,316,459	(b)	$1,277,790	$—	$1,987,132		$607,117
Accrued health
Insurance	592,707		2,521,874	—	2,533,463		581,118
Totals -
Insurance	$1,909,166		$3,799,664	$—	$4,520,595	(c)	$1,188,235

Year Ended
September 30, 2020:

Allowance for
doubtful accounts	$133,413		$(10,538)	$—	$35,701	(a)	$87,174
Accrued risk
Insurance:
Tanklines	$455,404	(b)	$1,639,593	$—	$778,538		$1,316,459
Accrued health
Insurance	619,604		3,584,413	—	3,611,310		592,707
Totals -
Insurance	$1,075,008		$5,224,006	$—	$4,389,848	(c)	$1,909,166

Year Ended
September 30, 2019:

Allowance for
doubtful accounts	$153,441		$2,347	$—	$22,375	(a)	$133,413
Accrued risk
Insurance:
Tanklines	$207,501	(b)	$2,199,110	$—	$1,951,207		$455,404
Accrued health
Insurance	659,416		3,343,138	—	3,382,950		619,604
Totals -
Insurance	$866,917		$5,542,248	$—	$5,334,157	(c)	$1,075,008

(a) Accounts written off less recoveries

(b) Prepaid Insurance Claims

(c) Payments

Annual Report 2021

CONSOLIDATED FINANCIAL HIGHLIGHTS

Years ended September 30

(Amounts in thousands except per share amounts)

	2021	2020	% Change

Revenues	$81,268	88,713	(8.4)
Operating profit	$880	243	262.1
Income before income taxes	$858	347	147.3
Net income	$625	257	143.2
Per common share:
Basic	$.18	.08	125.0
Diluted	$.18	.08	125.0

Total Assets	$52,560	64,669	(18.7)
Total Debt	$—	—	—
Shareholders' Equity	$36,116	45,048	(19.8)
Common Shares Outstanding	3,416	3,377	1.2
Book Value Per Common Share	$10.58	13.34	(20.7)

BUSINESS. The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc. (Tank Lines), which is a Southeastern U.S. based tank truck company, is to transport petroleum and other liquids and dry bulk commodities.

OBJECTIVES. The Company’s objectives are to continue building a substantial transportation company providing acceptable returns on capital employed and cash generation.

To Our Shareholders:

Fiscal year 2021 was very similar to fiscal year 2020 in that we continued to see our driver count decrease in the face of the on-going driver shortage in the US. The year began with the Company making the decision to downsize an additional ~$6 million of annualized revenue with one customer due to low pricing. From October through March, our driver count dropped by ~50 drivers and we spent the early part of the year making cost reductions in headcount and equipment due to the continued decrease in driver count. In late February and early March, most of our markets experienced an unexpected surge in gasoline demand presumably from pent up travel following COVID and the release of the vaccines. Shortly thereafter, we experienced the Colonial Pipeline cyber-attack which had a short lived, but severe, impact on fuel supply in the eastern United States. These two events quickly highlighted the severity of the lack of driver capacity in our industry and changed the conversation amongst carriers and customers. In April, we were able to announce a 15% increase in driver pay and all but one small customer agreed to absorb the cost of that increase into their freight rates plus an additional 3-5% on average. The result of that pay increase was that we saw our voluntary turnover rate improve and our drivers in training modestly increase. From April through the end of the fiscal year in September, our driver count did decline by ~20 drivers (compared to ~50 in the prior six months). That improvement trend is continuing and we have recently seen more of a flat line in driver count week to week.

We continue to focus on our driver compensation program to remain competitive and attractive in the marketplace. In October 2021, we announced additional significant pay increases in two of our most challenging urban markets and are partnering with a small group of customers on longer term agreements to run more of a dedicated fleet model. Those customers have agreed to cover the cost of that additional driver pay as well. This is a strategy we will be exploring market by market during fiscal 2022 and beyond as it allows us to be more nimble on driver pay/rate increases and provide a higher level of service to fewer customer partners in challenging markets. We will focus on customers that understand the supply chain challenges and our need for a reasonable return as we move forward while seeking new opportunities for diversification. We continue to see growth in our product diversification efforts, we expanded successfully into the water hauling business in late 2020 and foresee additional growth opportunities as this customer is in the midst of expanding their operations in Florida in 2022. We also added a new piece of dry bulk business with an annualized revenue opportunity of ~$1.5 million. We also added business with two new petroleum customers in Florida to help us backfill a portion of the revenue we turned back earlier in the year. We acquired an existing customer’s private fleet of 4 trucks, 5 trailers and hired five drivers in October 2021. We signed a three year agreement to haul 100% of their freight (~$2 million). This acquisition fits nicely into the existing Georgia operations and will add almost no additional overhead to manage.

The auto liability insurance market continued the upward trend on premium expense and resulted in another meaningful increase in our annual premium cost for fiscal 2022. While we were fully able to absorb the cost increase and maintain liability insurance in excess of our customers’ minimum requirements, we believe some of our competitors will struggle to do the same.

Our recent technology investments are paying large dividends. The new mobile capture platform that allows us to deliver bills of lading to our customers within minutes of delivering the load has been a big customer satisfaction success. The SmartDrive on-board camera system installed near the end of 2020 has already paid for itself. We had several incidents in 2021 where the video exonerated us in accidents where the at fault party claimed our driver was at fault, saving us cost of defense and potential settlement money. The camera system is also helping us improve driving habits across the network with the daily driving score and live video coaching platform. Our plan was to implement a new automated dispatch module in FY 2021. However, that project was delayed and we are just now starting that project with a plan to complete during fiscal 2022. This technology should bring significant efficiencies to our operations and customers. We believe these projects are critical to our future success as they provide significant benefits to our drivers, employees and customers.

We are very proud to say that the company beat our preventable accident frequency target for the 3rd straight year in a row. We set a very high standard for ourselves each year and achieving this goal speaks volumes about our drivers as well as our dedicated managers and staff. Achieving this target allows us to hold the annual drawing for a new Chevy Silverado pickup truck to be awarded to one of our accident-free drivers later this year.

Early in fiscal 2022 we sold the Tampa property for $9,600,000 and declared a third special dividend to our shareholders of $3.75 per share. Cumulatively, we have declared and paid $9.90 in dividends to our shareholders in just under two years. Immediately after paying the most recent dividend, our balance sheet remains strong with over $6 million in cash and no debt. With the changing perspective we are seeing from many of our customers as it relates to driver pay and rate increases, we are cautiously optimistic as we look to the future and our ability to start achieving an acceptable return on investment for our shareholders. As always, we do not take your investment in our Company lightly and we want to thank you for your continued interest and support.

Respectfully,

Robert E. Sandlin

President & Chief Executive Officer

Thompson S. Baker II

Chairman

OUR BUSINESS

Our business consists of hauling petroleum related products, dry bulk commodities and liquid chemicals. We are one of the largest regional tank truck carriers in North America. We operate terminals in Florida, Georgia, Alabama, and Tennessee. We do not own any of the products we haul; rather, we act as a third-party carrier to deliver our customers’ products from point A to point B, using predominately Company employees and Company-owned tractors and tank trailers. Approximately 86% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 14% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products, water and liquid chemicals. As of September 30, 2021, we employed 341 revenue-producing drivers who operated our fleet of 282 Company tractors, 22 owner operators and 420 trailers from our 18 terminals and 6 satellite locations.

During fiscal 2021, the Company did not purchase any new tractors. Our fiscal 2022 capital budget includes 30 new tractors. We believe maintaining a modern fleet will result in reduced maintenance expenses, improved operating efficiencies and enhanced driver recruitment and retention. The Company owns all of the tank trailers and tractors used to conduct our business, except for 22 tractors owned by owner-operators and 29 full-service leased 2019 model year tractors.

Approximately 86% of our business consists of hauling petroleum related products. Our petroleum clients include major convenience store and hypermarket accounts, fuel wholesalers and major oil companies. We strive to build long-term relationships with major customers by providing outstanding customer service. During fiscal 2021, the Company’s ten largest customers accounted for approximately 59.8% of revenue. One of these customers accounted for 21.4% of revenue. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income. Nine of our top 10 accounts have been customers for at least 6 years. Our dry bulk and chemical customers include large industrial companies including cement and concrete accounts and product distribution companies. Our customer relationships are long-standing and have grown over time as a result of consistently high safety and service levels.

Financial information about the company is presented in the financial statements included in this Annual Report.

Five Year Summary-Years ended September 30

(Amounts in thousands except per share amounts)

	2021	2020	2019	2018	2017
Summary of Operations:
Revenues	$81,268	88,713	108,716	114,065	112,165
Operating profit	$880	243	1,979	2,046	2,372
Interest expense	$27	31	32	39	80
Net income	$625	257	1,763	5,119	1,829
Per Common Share (a):
Basic	$.18	.08	.53	1.54	.55
Diluted	$.18	.08	.53	1.54	.55

Financial Summary:
Current assets	$23,378	26,541	34,424	31,444	23,721
Current liabilities	$8,835	9,675	8,827	10,163	10,028
Property and equipment, net	$22,684	30,399	33,567	33,911	39,592
Total assets	$52,560	64,669	72,293	69,817	67,954
Long-term debt	$—	—	—	—	—
Shareholders’ equity	$36,116	45,048	54,797	52,406	46,583
Net Book Value Per common share	$10.58	13.34	16.35	15.75	14.10
Other Data:
Weighted average common shares:
Basic (a)	3,395	3,369	3,342	3,318	3,299
Diluted (a)	3,408	3,370	3,343	3,320	3,302
Number of employees	508	607	761	783	857
Shareholders of record	343	348	358	383	406

Quarterly Results (unaudited)

(Dollars in thousands except per share amounts)

	First		Second		Third		Fourth
	2021	2020	2021	2020	2021	2020	2021	2020
Revenues	$20,228	24,809	19,728	23,527	20,855	19,011	20,457	21,366
Operating profit (loss)	$(301)	(724)	671	(588)	452	794	58	761
Income (loss) before income taxes	$(307)	(647)	665	(553)	445	790	55	757
Net income (loss)	$(222)	(464)	484	(401)	323	573	40	549

Earnings per common share (a):
Net income (loss)-
Basic	$(.07)	(.14)	.14	(.12)	.09	.17	.01	.16
Diluted	$(.07)	(.14)	.14	(.12)	.09	.17	.01	.16

Market price per common share (b):
High	$12.10	20.00	11.11	20.51	13.06	10.50	12.83	9.45
Low	$8.60	17.25	8.61	8.61	10.53	8.20	11.20	8.25

(a) Earnings per share of common stock is computed independently for each quarter presented. The sum of the quarterly net earnings per share of common stock for a year may not equal the total for the year due to rounding differences.

(b) All prices represent Nasdaq reported high and low daily closing prices.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third-party carrier to deliver our customers’ products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 86% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 14% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products, water and liquid chemicals. As of September 30, 2021, we employed 341 revenue-producing drivers who operated our fleet of 282 Company tractors, 22 owner operators and 420 trailers from our 18 terminals and 6 satellite locations in Florida, Georgia, Alabama, and Tennessee. We experience increased seasonal demand in Florida during the spring and in most of our other locations during the summer months.

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

The Company’s operations are influenced by a number of external and internal factors. External factors include levels of economic and industrial activity, driver availability and cost, government regulations regarding driver qualifications and limitations on the hours drivers can work, petroleum product demand in the Southeast which is driven in part by tourism and commercial aviation, and fuel costs. Internal factors include revenue mix, equipment utilization, Company imposed restrictions on hiring drivers under the age of 21 or drivers without at least one year of driving experience, auto and workers’ compensation accident frequencies and severity, administrative costs, and group health claims experience.

Our operating costs primarily consist of the following:

•	Compensation and Benefits - Wages and employee benefits for our drivers and terminal support personnel is the largest component of our operating costs. These costs are impacted by such factors as miles driven, driver pay increases, driver turnover and training costs and additional driver pay due to temporary out-of-town deployments to cover business.
•	Fuel Expenses - Our fuel expenses will vary depending on miles driven as well as such factors as fuel prices (which can be highly volatile), the fuel efficiency of our fleet and the average haul length.
•	Repairs and Tires – This category consists of vehicle maintenance and repairs (excluding shop personnel) and tire expense (including amortization of tire cost and road repairs). These expenses will vary based on such factors as miles driven, the age of our fleet, and tire prices.
•	Other Operating Expenses – This category consists of tolls, hiring costs, out-of-town driver travel cost, terminal facility maintenance and other operating expenses. These expenses will vary based on such factors as, driver availability and out-of-town driver travel requirements, business growth and inflation among others.
•	Insurance and Losses – This includes costs associated with insurance premiums, and the self-insured portion of liability, worker’s compensation, health insurance and cargo claims and wreck repairs. We work very hard to manage these expenses through our safety and wellness programs, but these expenses will vary depending on the frequency and severity of accident and health claims, insurance markets and deductible levels.
•	Depreciation Expense – Depreciation expense consists of the depreciation of the cost of fixed assets such as tractors and trailers over the life assigned to those assets. The amount of depreciation expense is impacted by equipment prices and the timing of new equipment purchases. We expect the cost of new tractors and trailers to continue to increase, impacting our future depreciation expense.
•	Rents, Tags and Utilities Expenses – This category consists of rents payable on leased facilities and leased equipment, federal highway use taxes, vehicle registrations, license and permit fees and personal property taxes assessed against our equipment, communications, utilities and real estate taxes.
•	Sales, General and Administrative Expenses – This category consists of the wages, bonus accruals, benefits, travel, vehicle and office costs for our administrative personnel as well as professional fees and amortization charges for intangible assets purchased in acquisitions of other businesses.
•	Corporate Expenses – Corporate expenses consist of wages, bonus accruals, insurance and other benefits, travel, vehicle and office costs for corporate executives, director fees, stock option expense and aircraft expense.
•	Gains/Loss on Disposition of Property, Plant & Equipment – Our financial results for any period may be impacted by any gain or loss that we realize on the sale of used equipment, losses on wrecked equipment, and disposition of other assets. We periodically sell used equipment as we replace older tractors and trailers. Gains or losses on equipment sales can vary significantly from period to period depending on the timing of our equipment replacement cycle, market prices for used equipment and losses on wrecked equipment.

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

ITEM	FY 2021 vs. FY 2020
Total Revenue	Down 8.4%
Transportation Revenue	Down 9.8%
Revenue Miles	Down by 16.2%
Transportation Revenue Per Mile	Up 7.6%
PAFR (incidents per 1M miles) goal of 2.1	Down to 1.68 from 2.00
Operating Ratio	98.9% vs. 99.7%
Driver Turnover Rate	96.5% vs. 82.3%
Avg. Driver Count incl. owner operators	Down 21.5%

COMPARATIVE RESULTS OF OPERATIONS

	Fiscal Years ended September 30
(dollars in thousands)	2021	%	2020	%	2019	%

Revenue miles (in thousands)	23,832		28,430		35,666

Revenues:

Transportation revenue	$74,431	91.6%	82,503	93.0%	98,279	90.4%
Fuel surcharges	6,837	8.4%	6,210	7.0%	10,437	9.6%
Total Revenues	81,268	100%	88,713	100%	108,716	100%

Cost of operations:
Compensation and benefits	36,198	44.5%	39,426	44.5%	47,549	43.7%
Fuel expenses	9,630	11.9%	10,297	11.6%	15,805	14.5%
Repairs & tires	5,402	6.7%	5,940	6.7%	7,373	6.8%
Other operating	3,270	4.0%	3,575	4.0%	4,811	4.4%
Insurance and losses	7,261	8.9%	8,640	9.7%	9,426	8.7%
Depreciation expense	6,654	8.2%	7,383	8.3%	7,870	7.3%
Rents, tags & utilities	2,708	3.3%	2,933	3.3%	3,406	3.1%
Sales, general & administrative	8,764	10.8%	8,936	10.1%	9,884	9.1%
Corporate expenses	1,936	2.4%	2,114	2.4%	2,270	2.1%
Gain on sale of terminal sites	(1,614)	-2.0%	—	0.0%	(866)	-0.8%
Loss (gain) on disposition of PP&E	179	0.2%	(774)	-0.9%	(791)	-0.7%
Total cost of operations	80,388	98.9%	88,470	99.7%	106,737	98.2%

Total operating profit	$880	1.1%	243	0.3%	1,979	1.8%

Fiscal Year 2021 versus 2020

The Company reported net income of $625,000, or $.18 per share, compared to $257,000, or $.08 per share last year. Net income this year included $1,170,000, or $.34 per share, from gains on real estate sales net of income taxes.

Total revenues for the period were $81,268,000, down $7,445,000 from the same period last year, of which $5,444,000 resulted from the downsizing of one customer account beginning late first quarter and the remainder of the revenue variance was primarily attributable to the declining driver count. Transportation revenues (excluding fuel surcharges) were $74,431,000, down $8,072,000 or 10%. Revenue miles were down 4,598,000, or 16%, over the same period last year. Transportation revenue per mile was up $.22, or 7.6%, due to an improved business mix and rate increases. Fuel surcharge revenue was $6,837,000, up $627,000 from the same period last year.

Compensation and benefits decreased $3,228,000, mainly due to lower company miles, as well as the elimination of minimum driver pay expense and reductions in non-driver support positions. Gross fuel expense decreased $667,000 due to lower company miles. Repairs and tire expense decreased $538,000 due to lower miles this year. Insurance and losses decreased $1,379,000, primarily from lower health care claims. Depreciation expense was down $729,000 as we continue to reduce our fleet size to meet our business levels. SG&A expense was lower by $172,000 resulting primarily from permanent cost reductions. Corporate expenses were down $178,000 due mainly to lower compensation expense, legal and audit fees. Gain on sale of land was $1,614,000 due to the sale of our former terminal location in Pensacola, FL and the sale and partial leaseback of our terminal in Chattanooga, TN. Loss on disposition of assets was $179,000 (primarily due to $243,000 of write offs on the equipment involved in two tractor rollover accidents) versus a gain of $774,000 last year. Total expense associated with the 2 roll over accidents, including the equipment write-offs, was $879,500.

As a result, operating profit was $880,000 compared to $243,000 in the same period last year. Excluding the gain on sale of terminal sites and the negative impacts of the rollover accidents, operating profit for the fiscal year was $145,500. Operating ratio was 98.9 versus 99.7 last year.

Fiscal Year 2020 versus 2019

The Company reported net income of $257,000, or $.08 per share, in fiscal year 2020 compared to net income of $1,763,000, or $.53 per share, in fiscal year 2019. Net income in fiscal year 2019 included $634,000, or $.19 per share, from gains on real estate sales.

Transportation revenues (excluding fuel surcharges) were $82,503,000 in fiscal year 2020, down $15,776,000 on 7,236,000 fewer miles primarily due to the COVID-19 pandemic, the downsizing of certain customer business due to inadequate freight rates, and the closure of our Charlotte terminal in May 2019 and our Wilmington terminal on April 25, 2020. Transportation revenue per mile in fiscal year 2020 was up $.14, or 5.1%, due to an improved business mix and rate increases. Fuel surcharge revenue in fiscal year 2020 was $6,210,000, down $4,227,000, or $.07 per mile, from fiscal year 2019.

Compensation and benefits decreased $8,123,000 in fiscal year 2020 mainly due to lower company miles and lower driver training and minimum pay expense. Gross fuel expense decreased $5,508,000, or $.08 per mile, due to lower company miles and lower cost per gallon. Repair and tire expense decreased $1,433,000 in fiscal year 2020 due to reduced miles. Insurance and losses decreased $786,000 in fiscal year 2020, but were up $.04 per mile, primarily due to higher premiums on risk insurance and several high-cost health claims in the first six months of fiscal year 2020. Gain on disposition of assets was $774,000 in fiscal year 2020 versus $1,657,000 in fiscal year 2019 which included (i) a gain of $866,000 on a land sale and (ii) a gain of $231,000 on a hurricane related insurance settlement.

As a result, operating profit was $243,000 in fiscal year 2020 compared to $1,979,000 in fiscal year 2019. Operating ratio was 99.7 versus 98.2 in fiscal year 2019.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains its operating accounts with Wells Fargo Bank, N.A. and these accounts directly sweep overnight against the Wells Fargo revolver. Our revolver has a maximum amount available of $15 million and as of September 30, 2021, we had no debt outstanding on this revolver, $1,636,000 letters of credit and $13,364,000 available for additional borrowings. The Company expects our fiscal year 2022 cash generation to cover the cost of our operations and our budgeted capital expenditures.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Years Ended September 30,
	2021	2020	2019
Total cash provided by (used for):
Operating activities	$2,772	9,382	10,804
Investing activities	2,173	(4,079)	(6,328)
Financing activities	(10,008)	(10,557)	(559)

Increase (decrease) in cash and cash equivalents	$(5,063)	(5,254)	3,917

Outstanding debt at the beginning of the period	$—	—	—
Outstanding debt at the end of the period	$—	—	—

Operating Activities - Net cash provided by operating activities (as set forth in the cash flow statement) was $2,772,000 for the year ended September 30, 2021, $9,382,000 in 2020 and $10,804,000 in 2019. The total of net income plus depreciation and amortization less gains on sales of property and equipment decreased $1,184,000 versus last year. These changes are described above under “Comparative Results of Operations”. Prepaid insurance increased $2,007,000 due to collateral payments into our insurance captive reducing our letters of credit. These changes comprise the majority of the decrease in net cash provided by operating activities.

Investing Activities – Investing activities include the purchase of property and equipment, any business acquisitions and proceeds from sales of property and equipment upon retirement. For the year ended September 30, 2021, we received $2,173,000 on investing activities which included the proceeds from retirements net of the purchase of property, plant and equipment. For the year ended September 30, 2020, we spent $4,079,000 on investing activities which included $3,079,000 for the purchase of plant, property and equipment net of proceeds from retirements and $1,000,000 for the acquisition of Danfair Transport.

For the year ended September 30, 2019, net cash used in investing activities was $6,328,000 which included the purchase of plant, property and equipment net of proceeds.

Financing Activities – Financing activities primarily include net changes to our outstanding revolving debt and proceeds from the sale of shares of common stock through employee equity incentive plans and dividends. For the year ended September 30, 2021, cash used in financing activities was $10,008,000 due to dividends paid. For the year ended September 30, 2020, cash used in financing activities was $10,557,000 due to dividends paid in the second quarter. The Company had no outstanding long-term debt on September 30, 2021 or September 30, 2020.

For the year ended September 30, 2019, cash used in financing activities was $559,000 due to bank overdrafts in the prior year, debt issue costs related to a revised and restated revolver credit agreement and stock option exercises.

Credit Facilities - The Company has a five-year credit agreement with Wells Fargo Bank N.A. which provides a $15 million revolving line of credit with a $10 million sublimit for stand-by letters of credit. The amounts outstanding under the credit agreement bear interest at a rate of 1.1% over the Secured Overnight Financing Rate (“SOFR”), which may change quarterly based on the Company’s ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.12% per annum is payable quarterly on the unused portion of the commitment. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth. As of September 30, 2021, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $6.7 million combined.

Cash Requirements - The Company currently expects its fiscal 2022 capital expenditures to be approximately $6.0 million for replacement equipment which we expect to be fully funded by our cash generated from our operations. In October 2021, after the close of fiscal 2021 we sold the terminal location in Tampa resulting in approximately $6.9 million of cash, after tax. The $6.3 million net income from this sale increased our ability to pay dividends under our credit agreement’s tangible net worth covenant to approximately $13 million. Our dividends in fiscal 2022 include a special cash dividend of $3.75 per share paid in November 2021, or approximately $12.8 million in the aggregate, on the Company’s outstanding common stock. This was paid out of cash on hand. We have had discussions with Wells Fargo Bank, N.A. about a waiver of the tangible net worth covenant if necessary.

The Company projects that cash flows from operating activities, cash on hand and the funds available under its revolving credit agreement will be adequate to finance its capital expenditures, any dividends paid and its working capital needs for the next 12 months and the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

Except for the letters of credit described above under “Liquidity and Capital Resources,” the Company does not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future material effect on its financial condition.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Accounting estimates are considered to be critical if (1) the nature of the estimates and assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and (2) the impact of the estimates and assumptions on financial condition or operating performance is material. Actual results could differ from the estimates and assumptions used. Management of the Company considers the following accounting policies critical to the reported operations of the Company:

Accounts Receivable Valuation. The Company is subject to customer credit risk that could affect the collection of outstanding accounts receivable. To mitigate these risks, the Company performs credit reviews on all new customers and periodic credit reviews on existing customers. A detailed analysis of late and slow pay customers is prepared monthly and reviewed by senior management. The overall collectability of outstanding receivables is evaluated, and allowances are recorded as appropriate. Significant changes in customer credit could require increased allowances and affect cash flows.

Property and Equipment and Impairment of Tangible and Intangible Assets. Property and equipment is recorded at cost less accumulated depreciation. Provision for depreciation of property and equipment is computed using the straight-line method based on the following estimated useful lives:

Years
Buildings and improvements	7-39
Revenue equipment	7-10
Other equipment	3-10

The Company periodically reviews property and equipment for potential impairment whenever events or circumstances indicate the carrying amount of a long-lived asset may not be recoverable. The analysis consists of a review of future anticipated results considering business prospects and asset utilization. If the sum of these future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, the Company would record an impairment loss based on the fair value of the assets with the fair value of the assets generally based upon an estimate of the discounted future cash flows expected with regards to the assets and their eventual disposition as the measure of fair value. The Company performs an annual impairment test on goodwill and other intangible assets. Changes in estimates or assumptions could have an impact on the Company’s financials.

Claims and Insurance Accruals. The nature of the transportation business subjects the Company to risks arising from workers’ compensation, automobile liability, and general liability claims. The Company retains the exposure on liability claims of $250,000 and $500,000 for worker’s compensation claims and has third party coverage for amounts exceeding the retention up to the amount of the policy limits. The Company expenses during the year an estimate of risk insurance losses based upon independent actuarial analysis, insurance company estimates, and our monthly review of claims reserve changes. In making claim reserve changes we rely upon estimates of our insurance company adjusters, attorney evaluations, and judgment of our management. Our estimates require judgment concerning the nature, severity, comparative liability, jurisdiction, legal and investigative costs of each claim. Claims involving serious injury have greater uncertainty of the eventual cost. In the past, our estimate of the amount of individual claims has increased from insignificant amounts to the full deductible as we learn more information about the claim in subsequent periods. We obtain an independent actuarial analysis at least twice annually to assist in estimating the total loss reserves expected on claims including claim development and incurred but not reported claims. Payments made under a captive agreement for each year’s loss fund are scheduled in advance using actuarial methodology. The captive agreement provides that we will share in the underwriting results, good or bad, within a $250,000 per occurrence layer of loss through retrospective premium adjustments. Including the potential exposure in the captive we have $4.1 million of estimated insurance liabilities. In the event that actual costs for these claims are different than estimates we will have adjustments in future periods. It is likely that we will experience either gains or losses of 5-10% of prior year estimated insurance liabilities in any year. We also retain exposure on employee health benefits up to $250,000 per covered participant each calendar year plus a $84,500 aggregate deductible for any claims exceeding $250,000. We estimate claim liability using historical payment trends and specific knowledge of larger claims. Health claims are expensed as the health services are rendered so there is only a two-month lag in payments on average. We are usually aware of the larger claims before closing each accounting period reducing the amount of uncertainty of the estimate. Our accrued insurance liabilities for retiree benefits are recorded by actuarial calculation. Our total accrued insurance liabilities as of September 30, 2021, 2020, and 2019 amounted to $2.6 million, $3.1 million, and $2.7 million, respectively.

Income Taxes. The Company accounts for income taxes under the asset-and-liability method. Deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which the related tax expense or benefit has already been recorded in our statement of earnings. Deferred tax accounts arise as a result of timing differences between when items are recognized in the consolidated financial statements compared with when they are recognized in the tax returns. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent recovery is not probable, a valuation allowance is established and included as an expense as part of our income tax provision. No valuation allowance was recorded at September 30, 2021, as all deferred tax assets are considered more likely than not to be realized. Significant judgment is required in determining and assessing the impact of complex tax laws and certain tax-related contingencies on the provision for income taxes. As part of the calculation of the provision for income taxes, we assess whether the benefits of our tax positions are at least more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we accrue the largest amount of the benefit that is more likely than not of being sustained in our financial statements. Such accruals require estimates and judgments, whereby actual results could vary materially from these estimates. Further, a number of years may elapse before a particular matter, for which an established accrual was made, is audited and resolved.

INFLATION

Most of the Company’s operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, inflation has been fairly modest with its impacts mostly related to equipment prices, tire prices and the compensation paid to drivers.

In addition to inflation, fluctuations in fuel prices can affect profitability. Most of the Company’s contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and operating taxes to customers in the form of surcharges and higher rates, there is no guarantee that this will be possible in the future. See “Risk Factors—We may be adversely impacted by fluctuations in the price and availability of fuel.”

SEASONALITY

Our business is subject to seasonal trends common in the refined petroleum products delivery industry. We typically face reduced demand for refined petroleum products delivery services during the winter months and increased demand during the spring and summer months. Further, operating costs and earnings are generally adversely affected by inclement weather conditions. These factors generally result in lower operating results during the first and second fiscal quarters of the year and cause our operating results to fluctuate from quarter to quarter. Our fuel efficiency is somewhat lower in colder months.

FORWARD LOOKING STATEMENTS

Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements. These forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources and competition and may be indicated by words or phrases such as “anticipate”, “estimate”, “plans”, “projects”, “continuing”, “ongoing”, “expects”, “management believes”, “the Company believes”, “the Company intends” and similar words or phrases. The following factors and others discussed in the Company’s periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: freight demand for petroleum products including the impact of the COVID-19 pandemic and “stay home” orders, as well as increased vehicle fuel efficiency, other impacts of the COVID-19 pandemic on our operations and financial results; the increased popularity of electric vehicles recessionary and terrorist impacts on travel in the Company’s markets; fuel costs and the Company’s ability to recover fuel surcharges; accident severity and frequency; risk insurance markets; driver availability and cost; the impact of future regulations, including regulations regarding the transportation industry and regulations intended to reduce greenhouse gas emissions; cyber-attacks; pandemics; availability and terms of financing; competition in our markets; interest rates, inflation and general economic conditions. However, this list is not a complete statement of all potential risks or uncertainties.

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

CONSOLIDATED STATEMENTS OF INCOME - Years ended September 30

(In thousands, except per share amounts)

	Years Ended September 30,
	2021	2020	2019
Revenues:
Transportation revenues	$74,431	82,503	98,279
Fuel surcharges	6,837	6,210	10,437
Total revenues	81,268	88,713	108,716

Cost of operations:
Compensation and benefits	36,198	39,426	47,549
Fuel expenses	9,630	10,297	15,805
Repairs & tires	5,402	5,940	7,373
Other operating	3,270	3,575	4,811
Insurance and losses	7,261	8,640	9,426
Depreciation expense	6,654	7,383	7,870
Rents, tags & utilities	2,708	2,933	3,406
Sales, general & administrative	8,764	8,936	9,884
Corporate expenses	1,936	2,114	2,270
Gain on sale of terminal sites	(1,614)	—	(866)
Loss (gain) on disposition of PP&E	179	(774)	(791)
Total cost of operations	80,388	88,470	106,737

Total operating profit	880	243	1,979

Interest income and other	5	135	446
Interest expense	(27)	(31)	(32)

Income before income taxes	858	347	2,393
Provision for income taxes	233	90	630

Net income	$625	257	1,763

Earnings per common share:
Net income-
Basic	$.18	.08	.53
Diluted	$.18	.08	.53
Number of shares (in thousands) used in computing:
-basic earnings per common share	3,395	3,369	3,342
-diluted earnings per common share	3,408	3,370	3,343

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - Years ended September 30 (In thousands)

	2021	2020	2019
Net income	$625	257	1,763
Other comp. income (loss) net of tax:
Unrealized investment gain (loss), net	—	—	14
Loss on retiree health, net	(16)	(18)	(51)
Reclassification adjust for net investment gains realized in net income	—	(5)	—
Comprehensive income	$609	234	1,726

See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS - As of September 30

(In thousands, except share data)

	2021	2020
Assets
Current assets:
Cash and cash equivalents	$10,899	15,962
Accounts receivable (net of allowance for doubtful accounts of $86 and $87, respectively)	4,930	5,005
Inventory of parts and supplies	871	903
Prepaid tires on equipment	1,317	1,414
Prepaid taxes and licenses	448	522
Prepaid insurance	4,614	2,444
Prepaid expenses, other	299	291
Total current assets	23,378	26,541

Property, plant and equipment, at cost:
Land	2,544	2,782
Buildings	5,596	5,878
Equipment	69,041	74,544
	77,181	83,204
Less accumulated depreciation	54,497	52,805
	22,684	30,399

Operating lease right-of-use assets	1,949	2,964
Goodwill	3,637	3,637
Intangible assets, net	756	957
Other assets, net	156	171
Total assets	$52,560	64,669

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,858	2,679
Federal and state taxes payable	263	284
Accrued payroll and benefits	2,939	3,156
Accrued insurance	1,105	1,210
Accrued liabilities, other	1,742	1,281
Operating lease liabilities, current portion	928	1,065
Total current liabilities	8,835	9,675

Operating lease liabilities, less current portion	1,131	2,073
Deferred income taxes	4,062	5,087
Accrued insurance	1,537	1,886
Other liabilities	879	900
Commitments and contingencies (Note 11)	—	—
Shareholders' equity:
Preferred stock, 5,000,000 shares authorized, of which 250,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock, $.10 par value; (25,000,000 shares authorized; 3,415,643 and 3,377,279 shares issued and outstanding, respectively)	342	338
Capital in excess of par value	39,257	38,670
(Accumulated deficit) Retained earnings	(3,572)	5,935
Accumulated other comprehensive income, net	89	105
Total shareholders' equity	36,116	45,048
Total liabilities and shareholders' equity	$52,560	64,669
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS - Years ended September 30

(In thousands)	2021	2020	2019

Cash flows from operating activities:
Net income	$625	257	1,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,217	9,071	8,474
Non-cash gain of acquisition-related contingent consideration	(16)	(340)	—
Deferred income taxes	(1,025)	(1,150)	297
Gain on asset dispositions	(1,472)	(774)	(1,645)
Stock-based compensation	467	574	590
Net changes in operating assets and liabilities:
Accounts receivable	75	1,583	1,278
Inventory of parts and supplies	32	46	(54)
Prepaid expenses	(2,007)	735	(544)
Other assets	28	312	(25)
Accounts payable and accrued liabilities	(682)	(939)	(711)
Income taxes payable and receivable	(21)	574	257
Operating lease assets and liabilities, net	(1,079)	(1,152)	—
Long-term insurance liabilities and other long-term liabilities	(370)	585	1,124
Net cash provided by operating activities	2,772	9,382	10,804

Cash flows from investing activities:
Purchase of property and equipment	(910)	(5,045)	(9,576)
Business acquisition	—	(1,000)	—
Proceeds from the sale of property, plant and equipment	3,083	1,966	3,248
Net cash provided by (used in) investing activities	2,173	(4,079)	(6,328)

Cash flows from financing activities:
Dividends paid	(10,132)	(10,557)	—
(Decrease) Increase in bank overdrafts	—	—	(625)
Debt issue costs	—	—	(9)
Proceeds from exercised stock options	124	—	75
Net cash (used in) provided by financing activities	(10,008)	(10,557)	(559)

Net increase (decrease) in cash and cash equivalents	(5,063)	(5,254)	3,917
Cash and cash equivalents at beginning of year	15,962	21,216	17,299
Cash and cash equivalents at end of the year	$10,899	15,962	21,216

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$25	28	29
Income taxes	$1,273	658	123

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY - Years ended September 30

(In thousands, except share amounts)

				Retained	Accumulated
			Capital in	Earnings/	Other	Total
	Common Stock		Excess of	(Accumulated)	Comprehensive	Stockholders'
	Shares	Amount	Par Value	Deficit	Income, net	Investment
Balance as of October 1, 2018	3,328,466	$333	$37,436	$14,472	$165	$52,406

Stock-based compensation	—	—	227	—	—	227
Exercise of stock options	4,000	—	75	—	—	75
Shares granted to Directors	18,863	2	361	—	—	363

Net income	—	—	—	1,763	—	1,763
Unrealized gain on investment, net	—	—	—	—	14	14

Loss on retiree health, net	—	—	—	—	(51)	(51)
Balance as of September 30, 2019	3,351,329	$335	$38,099	$16,235	$128	$54,797
Stock-based compensation	—	—	239	—	—	239
Shares granted to Directors	25,950	3	332	—	—	335
Cash dividends ($3.15 per share)	—	—	—	(10,557)	—	(10,557)
Net income	—	—	—	257	—	257
Loss on retiree health, net	—	—	—	—	(18)	(18)
Reclassification adjustment of realized gain, net	—	—	—	—	(5)	(5)
Balance as of September 30, 2020	3,377,279	$338	$38,670	$5,935	$105	$45,048
Stock-based compensation	—	—	248	—	—	248
Exercise of stock options	13,497	1	123	—	—	124
Shares granted to Directors	24,867	3	216	—	—	219
Cash dividends ($3.00 per share)	—	—	—	(10,132)	—	(10,132)
Net income	—	—	—	625	—	625

Loss on retiree health, net	—	—	—	—	(16)	(16)
Balance as of September 30, 2021	3,415,643	$342	$39,257	$(3,572)	$89	$36,116

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies.

DESCRIPTION OF BUSINESS - The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third-party carrier to deliver our customers’ products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 86% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 14% of our business consists of hauling our customers’ dry bulk commodities such as cement, lime and various industrial powder products, water and liquid chemicals. Our operations are comprised of one reportable segment.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts, certain assets, liabilities, and expenses of Patriot and its wholly owned subsidiaries that comprise the Company. All significant intercompany transactions within the consolidated entity have been eliminated.

CASH AND CASH EQUIVALENTS –The Company considers all highly liquid debt instruments with maturities of three months or less at time of purchase and treasury bills to be cash equivalents. Bank overdrafts consist of outstanding checks not yet presented to a bank for settlement, net of cash held in accounts with right of offset.

INVENTORY - Inventory of parts and supplies is valued at the lower of cost (first-in, first-out) or net realizable value.

TIRES ON EQUIPMENT - The value of tires on tractors and trailers is accounted for as a prepaid expense and amortized over the life of the tires as a function of miles driven.

REVENUE AND EXPENSE RECOGNITION – Transportation revenue, including fuel surcharges, is recognized when the services have been rendered to customers or delivery has occurred, the pricing is fixed or determinable and collectibility is reasonably assured. Transportation expenses are recognized as incurred.

The Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers” on October 1, 2018. Management has identified that a legally enforceable contract with its customers is executed by both parties at the point of pickup of the shipper’s product, as evidenced by the bill of lading. Although the Company may have master agreements with its customers, these master agreements only establish terms. There is no financial obligation to the shipper until the Company takes possession of the load and there are no significant performance obligations after delivery. Revenue is recognized for each individual load and the amount of revenue in progress at the end of each quarter is insignificant. There is no significant amount of judgment or uncertainty in recording revenue. The Company’s adoption of this guidance did not result in a material impact on its financial statements.

ACCOUNTS RECEIVABLE - Accounts receivable are recorded net of discounts and provisions for estimated allowances. We estimate allowances on an ongoing basis by considering historical and current trends. We record estimated bad debts expense as a selling, general and administrative expense. We estimate the net collectibility of our accounts receivable and establish an allowance for doubtful accounts based upon this assessment. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms. Any trade accounts receivable balances written off are charged against the allowance for doubtful accounts. The Company has not experienced any significant credit-related losses in the past three years.

PROPERTY AND EQUIPMENT - Property and equipment is recorded at cost less accumulated depreciation. Provision for depreciation of property and equipment is computed using the straight-line method based on the following Estimated useful lives:

Years
Building and improvements	7-39
Revenue equipment	7-10
Other equipment	3-10

The Company recorded depreciation expenses for 2021, 2020 and 2019 of $7,014,000, $7,780,000 and $8,317,000, respectively. Gains and losses upon disposition are reflected in operating results in the period of disposition. Direct internal and external costs to implement computer systems and internal-use software are capitalized. Capitalized costs are depreciated over the estimated useful life of the system or software, generally 5 years, beginning when site installation or module development is complete and ready for use.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company periodically reviews its long-lived assets, which include property and equipment and purchased intangible assets subject to amortization, for potential impairment whenever events or circumstances indicate the carrying amount of a long-lived asset may not be recoverable. The analysis consists of a review of future anticipated results considering business prospects and asset utilization. If the sum of these future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, the Company would record an impairment loss based on the fair value of the assets with the fair value of the assets generally based upon an estimate of the discounted future cash flows expected with regards to the assets and their eventual disposition.

GOODWILL – Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Goodwill is not amortized, but rather is tested for impairment annually and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below carrying value. The impairment test requires allocating goodwill and other assets and liabilities to reporting units. The Company’s operations are comprised of one operating segment and therefore one reporting unit. The fair value of each reporting unit is determined and compared to the book value of the reporting unit. If the fair value of the reporting unit is less than the book value, including goodwill, then the recorded goodwill is impaired to its implied fair value with a charge to operating expense.

INSURANCE - The Company has a $250,000 to $500,000 self-insured retention per occurrence in connection with certain of its workers’ compensation, automobile liability, and general liability insurance programs (“risk insurance”). The Company is also self-insured for its employee health insurance benefits and carries stop loss coverage for losses over $250,000 per covered participant per year plus a $84,500 aggregate. The Company has established an accrued liability for the estimated cost in connection with its portion of its risk and health insurance losses incurred and reported. Claims paid by the Company are charged against the liability. Additionally, the Company maintains an accrued liability for incurred but not reported claims based on historical analysis of such claims. Payments made under a captive agreement for each year’s loss fund are scheduled in advance using actuarial methodology. The captive agreement provides that we will share in the underwriting results, good or bad, within a $250,000 per occurrence layer of loss through retrospective premium adjustments. The method of calculating the accrual liability is subject to inherent uncertainty. If actual results are less favorable than the estimates used to calculate the liabilities, the Company would have to record expenses in excess of what has been accrued.

INCOME TAXES - Deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. Deferred income taxes result from temporary differences between pre-tax income reported in the financial statements and taxable income. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit. The second step is to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the amounts rely upon the determination of the probability of various possible outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law and expiration of statutes of limitations, effectively settled issues under audit, and audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. It is the Company’s policy to recognize as additional income tax expense the items of interest and penalties directly related to income taxes.

STOCK BASED COMPENSATION – The Company accounts for compensation related to share based plans by recognizing the grant date fair value of stock options and other equity-based compensation issued to Company employees over the requisite employee service period using the straight-line attribution model. In addition, compensation expense must be recognized for the change in fair value of any awards modified, repurchased or cancelled after the grant date. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used in the model and related impact are discussed in Footnote 6.

PENSION PLAN - The Company has a defined benefit plan for certain key employees, See note 9 discussion of MSP Plan, and accounts for its pension plan following the requirements of FASB ASC Topic 715, “Compensation – Retirement Benefits”, which requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance.

EARNINGS PER COMMON SHARE - Basic earnings per common share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per common share are based on the weighted average number of common shares and potential dilution of securities that could share in earnings. The differences between basic and diluted shares used for the calculation are the effect of employee and director stock options and restricted stock.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain accounting policies and estimates are of more significance in the financial statement preparation process than others. The most critical accounting policies and estimates include the economic useful lives and salvage values of our vehicles and equipment, provisions for uncollectible accounts receivable, estimates of exposures related to our insurance claims plans, and estimates for taxes. To the extent that actual, final outcomes are different than these estimates, or that additional facts and circumstances result in a revision to these estimates, earnings during that accounting period will be affected.

ENVIRONMENTAL - Environmental expenditures that benefit future periods are capitalized. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded for the estimated amount of expected environmental assessments and/or remedial efforts. Estimation of such liabilities includes an assessment of engineering estimates, continually evolving governmental laws and standards, and potential involvement of other potentially responsible parties.

COMPREHENSIVE INCOME – Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to expenses, gains, and losses that are not included in net income, but rather are recorded directly in shareholder’s equity.

RECENTLY ISSUED ACCOUNTING STANDARDS – In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which replaces existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date. Management has identified that a legally enforceable contract with its customers is executed by both parties at the point of pickup of the shipper’s product, as evidenced by the bill of lading. Although the Company may have master agreements with its customers, these master agreements only establish terms. There is no financial obligation to the shipper until the Company takes possession of the load. Revenue is recognized for each individual load and the amount of revenue in progress at the end of each quarter is insignificant. There is no significant amount of judgment or uncertainty in recording revenue. The Company adopted this standard on October 1, 2018, and its adoption of this guidance did not result in a material impact on its financial statements.

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

2.	Related Party Agreements.

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

The consolidated statements of income reflect charges and/or allocation to FRP Holdings, Inc. for these services of $1,207,000, $1,283,000, and $1,398,000 for fiscal 2021, 2020 and 2019, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as a reduction to Patriot corporate expenses.

We employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

3.	Debt.

On July 6, 2021, Patriot Transportation Holding, Inc. (the “Company”) entered into the 2021 Amended and Restated Credit Agreement (the “The Amended and Restated Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Amended and Restated Credit Agreement modifies the Company's prior Credit Agreement with Wells Fargo, dated January 30, 2015, as amended by that certain First Amendment dated December 28, 2018. The Amended and Restated Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $15 million, with a separate sublimit for standby letters of credit. The credit facility limit may be increased to $25 million upon request by the Company, subject to the lender's discretion and the satisfaction of certain conditions. The interest rate under the Amended and Restated Credit Agreement is 1.10% over the Secured Overnight Financing Rate (“SOFR”). A commitment fee of 0.12% per annum is payable quarterly on the unused portion of the commitment. The Amended and Restated Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants including a minimum tangible net worth of $25 million. As of September 30, 2021, we had no outstanding debt borrowed on this revolver, $1,636,000 in commitments under letters of credit and $13,364,000 available for additional borrowings. The letter of credit fee is 1% and the applicable interest rate for borrowings would have been 1.15% on September 30, 2021.

This credit agreement contains certain conditions, affirmative financial covenants and negative covenants including a minimum tangible net worth. The Company was in compliance with all of its loan covenants as of September 30, 2021. As of September 30, 2021, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $6.7 million combined.

4.	Leases.

The Company leases certain assets under operating leases, which primarily consist of real estate leases for the corporate office and some of our terminal locations and 29 full-service leased 2019 model year tractors. Certain operating leases provide for renewal options, which can vary by lease and are typically offered at their fair rental value. The Company has not made any residual value guarantees related to its operating leases. Operating leases with an initial term of more than 12 months are included in our Consolidated Balance Sheets as discounted liabilities and corresponding right-of-use assets consisting of the following (in thousands):

	Asset (Liability) Balance
	As of September 30,
	2021	2020
Right-of-use assets	$1,949	2,964
Lease liabilities, current	$(928)	(1,065)
Lease liabilities, long-term	$(1,131)	(2,073)

As the Company’s operating leases do not provide an implicit rate, the Company utilized its incremental borrowing rate determined by obtaining a quote from their lender and applied to the individual leases. The assumptions underlying the calculation of the Company’s right-of-use assets and lease liabilities are disclosed below.

	September 30, 2021
	Weighted-average	Weighted-average
	Remaining lease term	Discount rate
Revenue equipment and other leases	2.1 years	3.50%
Real estate leases	2.6 years	3.25%

Future minimum annual lease payments for assets under operating leases as of September 30, 2021 are as follows (in thousands):

Fiscal Year	Total
2022	983
2023	797
2024	294
2025	7
2026	—
Thereafter	—
Total future minimum lease payments	$2,081
Less: Imputed interest	(202)
Present value of operating lease liabilities	$1,879

Aggregate expense under operating leases was $1,097,000, $1,216,000 and $1,549,000 for 2021, 2020 and 2019, respectively. Certain operating leases include rent escalation provisions, which are recognized as expense on a straight-line basis.

5. Earnings Per Share.

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

The following details the computations of the basic and diluted Earnings per Common Share (dollars and shares in thousands, except per share amounts):

	Years Ended September 30
	2021	2020	2019
Common shares:

Weighted average common shares outstanding during the period – shares used for basic earnings per common share	3,395	3,369	3,342

Common shares issuable under share based payment plans which are potentially dilutive	13	1	1

Common shares used for diluted earnings per common share	3,408	3,370	3,343

Net income	$625	257	1,763
Earnings per common share:
Basic	$.18	.08	.53
Diluted	$.18	.08	.53

For 2021 and 2020, 500,950 and 380,829 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

6. Stock-Based Compensation Plans.

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

Post Spin-Off Patriot Incentive Stock Plan

As part of the spin-off transaction, the Board of Directors of the Company adopted the Patriot Transportation Holding, Inc. Incentive Stock Plan. (“Patriot Plan”) in January 2015. In exchange for all outstanding FRP options held on January 30, 2015, existing Company directors, officers and key employees holding option grants in the FRP Stock Option Plan(s) were issued new grants in the Patriot and FRP Plans based upon the relative value of Patriot and FRP immediately following the completion of the spin-off with the same remaining terms. All related compensation expense has been allocated to the Company (rather than FRP) and included in corporate expenses. The number of common shares available for future issuance in the Patriot Plan was 69,820 at September 30, 2021.

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

Patriot utilizes the Black-Scholes valuation model for estimating fair value of stock compensation for options awarded to officers and employees. Each grant is evaluated based upon assumptions at the time of grant or modification. The revised assumptions due to the revaluation are dividend yield of 0%, expected volatility between 37% and 55%, risk-free interest rate of .1 to .7% and expected life of 0.6 to 6.0 years.

The dividend yield of 0% was based on no anticipated regular quarterly dividend at the date of modification for the extraordinary dividend. Expected volatility is estimated based on historical experience over a period equivalent to the expected life in years. The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate at the date of grant or modification with a term consistent with the expected life of the options granted. The expected life calculation is based on the observed and expected time to exercise options by the employees.

In December 2016, the Company approved and issued a long-term performance incentive to an officer in the form of stock appreciation rights. As adjusted for the extraordinary dividend the Company granted 174,011 stock appreciation rights. The adjusted market price of the grant was $12.79, and the executive will get a cash award at age 65 based upon the stock price at that date compared to the adjusted market price of $12.79 but in no event will the award be less than $500,000. The Company is expensing the fair value of the award over the 9.1-year vesting period to the officer’s attainment of age 65, with periodic adjustments to the liability estimate based upon changes in the assumptions used to calculate the liability. The accrued liability under this plan as of September 30, 2021 and 2020 was $372,000 and $342,000, respectively.

The annual director stock grant was 24,867 shares in fiscal 2021 at $8.80, 25,950 shares in fiscal 2020 at $12.90, and 18,863 shares in fiscal 2019 at $19.25, based on the market prices indicated on the date of the grants.

The Company recorded the following Stock Compensation expense in its consolidated statements of income (in thousands):

	Years Ended September 30
	2021	2020	2019
Stock option grants	$248	239	227
Annual director stock award	219	335	363
	$467	574	590

A summary of Company stock options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at October 1, 2018	173,095	$21.49	6.3	$1,398
Granted	29,920	20.10		240
Exercised	(4,000)	18.84		(31)
Forfeited	(10,000)	18.24		(76)
Outstanding at September 30, 2019	189,015	$21.49	6.3	$1,531
Dividend Adjustment	148,877
Granted	68,865	18.40		275

Forfeited	(6,035)	23.99		(57)
Outstanding at September 30, 2020 (a)	400,722	$14.96	6.6	$1,749
Dividend Adjustment	148,067
Granted	78,345	10.00		275
Exercised	(13,497)	9.17		(45)
Forfeited	(9,632)	13.88		(48)
Outstanding at September 30, 2021 (b)	604,005	$10.80	6.5	$1,931

Exercisable at September 30, 2021	303,711	$12.10	4.9	$1,150

Vested during twelve months ended September 30, 2021	77,845			$242

(a)	The Company stock option intrinsic values were adjusted as of January 30, 2020, the date of the extraordinary dividend. Stock option activity, including the weighted average exercise price, was not retroactively adjusted.

(b)	The Company stock option intrinsic values were adjusted as of December 30, 2020, the date of the extraordinary dividend. Stock option activity, including the weighted average exercise price, was not retroactively adjusted.

The following table summarizes information concerning stock options outstanding at September 30, 2021:

	Shares	Weighted	Weighted
Range of Exercise	Under	Average	Average
Prices per Share	Option	Exercise Price	Remaining Life

Non-exercisable:
$7.60 – $10.26	241,551	9.06	8.4
$10.27 - $13.86	58,743	11.21	6.6
	300,294	$9.48	8.1	Years
Exercisable:
$7.60 - $10.26	60,424	10.11	7.1
$10.27 - $13.86	203,420	11.96	4.6
$13.87 - $18.73	39,867	15.84	2.7
	303,711	$12.10	4.9	Years
Total (a)	604,005	$10.80	6.5	Years

(a)	The Company stock option intrinsic values were adjusted as of December 30, 2020, the date of the extraordinary dividend. Stock option activity, including the weighted average exercise price, was not retroactively adjusted.

The aggregate intrinsic value of exercisable Company options was $107,000 and the aggregate intrinsic value of all outstanding in-the-money options was $687,000 based on the Company’s market closing price of $11.40 on September 30, 2021 less exercise prices.

The realized tax benefit from option exercises during fiscal 2021 was $16,000 of which $9,000 pertained to FRP options exercised that were granted to persons employed by Patriot. The unrecognized compensation expense of Patriot options granted as of September 30, 2021 was $567,000, which is expected to be recognized over a weighted-average period of 3.2 years.

7. Income Taxes.

The Provision for or benefit from income taxes for continuing operations for fiscal years ended September 30 consists of the following (in thousands):

53

	2021	2020	2019
Current:
Federal	$955	952	227
State	297	280	92
	1,252	1,232	319
Deferred	(1,019)	(1,142)	311

Total	$233	90	630

A reconciliation between the amount of tax shown above and the amount computed at the statutory Federal income tax rate follows (in thousands):

	2021	2020	2019
Amount computed at statutory
Federal rate	$179	75	474
State income taxes (net of Federal income tax benefit)	38	14	146
Other, net	16	1	10
Provision for income taxes	$233	90	630

In this reconciliation, the category “Other, net” consists of changes in permanent tax differences related to non-deductible expenses, goodwill tax amortization, interest and penalties, and adjustments to prior year estimates.

The types of temporary differences and their related tax effects that give rise to Deferred tax assets and deferred tax liabilities at September 30, are presented below (in thousands):

	2021	2020
Deferred tax liabilities:
Property and equipment	$4,547	6,302
Prepaid expenses	1,149	520
Gross deferred tax liabilities	5,696	6,822
Deferred tax assets:
Insurance liabilities	583	711
Employee benefits and other	1,051	1,024
Gross deferred tax assets	1,634	1,735
Net deferred tax liability	$4,062	5,087

The Company has no unrecognized tax benefits.

Tax returns in the U.S. and various states are subject to audit by taxing authorities. As of September 30, 2021, the earliest tax year that remains open for audit in the Unites States is 2016. We do not have any material unpaid assessments.

8. Accrued Insurance.

The Company has established an accrued liability for the estimated cost in connection with its portion of its risk and health insurance losses incurred and reported. Payments made under a captive agreement for each year’s risk loss fund are scheduled in advance using actuarial methodology. Captive insurance assets available to us to settle risk insurance liabilities are not reported on our balance sheet as we do not control or consolidate the captive.

The Accrued insurance liability at September 30 is summarized as follows (in thousands):

54

	2021	2020
Accrued insurance, current portion	$1,105	1,210
Prepaid insurance claims	(3,088)	(1,182)
Accrued insurance, non-current	1,537	1,886
Total accrued (prepaid) insurance reported on the Company’s balance sheet	$(446)	1,914
Captive agreement assets	4,021	2,233
Gross insurance liability estimate	$3,575	4,147

9. Employee Benefits.

The Company and certain subsidiaries and related entities (FRP) have a savings/profit sharing plan for the benefit of qualified employees. The savings feature of the plan incorporates the provisions of Section 401(k) of the Internal Revenue Code under which an eligible employee may elect to save a portion (within limits) of their compensation on a tax deferred basis. Patriot contributes to a participant’s account an amount equal to 50% (with certain limits) of the participant’s contribution. Additionally, the Company may make an annual discretionary contribution to the plan as determined by the Board of Directors, with certain limitations. The plan provides for deferred vesting with benefits payable upon retirement or earlier termination of employment. The Company’s cost was $482,000 in 2021, $534,000 in 2020 and $780,000 in 2019.

The Company has a Management Security Plan (MSP) for certain key employees. The accruals for future benefits are based upon the remaining years to retirement of the participating employees and other actuarial assumptions. The expense for fiscal 2021, 2020 and 2019 was $17,000, $19,000 and $20,000, respectively. The accrued benefit related to the Company under this plan as of September 30, 2021 and 2020 was $468,000 and $518,000, respectively.

The Company provides certain health benefits for retired employees. Employees may become eligible for those benefits if they were employed by the Company prior to December 10, 1992, meet the service requirements and reach retirement age while working for Patriot. The plan is contributory and unfunded. The Company accrues its allocated estimated cost of retiree health benefits over the years that the employees render service. The accrued postretirement benefit obligation for this plan related to the Company as of September 30, 2021 and 2020 was $252,000 and $236,000, respectively. The net periodic postretirement benefit credit or cost allocated to the Company was $(8,000), $(12,000) and $(58,000) for fiscal 2021, 2020 and 2019, respectively. The discount rate used in determining the Net Periodic Postretirement Benefit Cost was 3.0% for 2021, 3.0% for 2020 and 3.7% for 2019. The discount rate used in determining the Accumulated Postretirement Benefit Obligation (APBO) was 3.0% for 2021, 3.0% for 2020, and 3.73% for 2019. No medical trend is applicable because the Company’s share of the cost is frozen.

10. Fair Value Measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 means the use of quoted prices in active markets for identical assets or liabilities. Level 2 means the use of values that are derived principally from or corroborated by observable market data. Level 3 means the use of inputs are those that are unobservable and significant to the overall fair value measurement

During fiscal year 2019, the Company invested in treasury bills with maturities at time of purchase of 3 months to 1 year. The unrealized gains on these investments were $14,000 in 2019. The unrealized gains and losses are recorded as part of comprehensive income and based on the market value (Level 1). The amortized cost of the investments was $5,977,000 and the carrying amount and fair value was $5,983,000 as of September 30, 2019.

At September 30, 2021 and September 30, 2020, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other financial instruments approximate their fair value based upon the short-term nature of these items.

11. Contingent Liabilities.

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

12. Concentrations.

Market: The Company primarily serves customers in the petroleum industry in the Southeastern U.S. Significant economic disruption or downturn in this geographic region or within these industries could have an adverse effect on our financial statements.

Customers: During fiscal 2021, the Company’s ten largest customers accounted for approximately 59.8% of our revenue and one of these customers accounted for 21.4% of our revenue. Accounts receivable from the ten largest customers was $2,843,000 and $3,121,000 at September 30, 2021 and September 30, 2020, respectively. The loss of one or more of our major customers could have a material adverse effect on the Company’s revenues and income.

Deposits: Cash and cash equivalents are comprised of cash and an FDIC insured investment account at Wells Fargo Bank, N.A. The balance in the cash account may exceed FDIC limits.

13. Unusual or Infrequent Items Impacting Results.

The Company recorded gains due to the reversal of the estimated contingent liability related to the Danfair acquisition. The earned payout liability, estimated to be $425,000 on the date of acquisition, was later determined to be $69,000 based upon the total revenues for the 12 months following the acquisition. Changes in the estimated earned payout liability, up to the total contractual amount, were reflected in our results of operations in the periods in which they are identified. The Company recorded gains during fiscal years 2021 and 2020 of $16,000 and $340,000, respectively.

Second quarter 2021 net income included $1,037,000, or $.31 per share, from gains on the sale of our former terminal location in Pensacola, FL. Third quarter 2021 net income included $133,000, or $.04 per share, from gains on the sale and partial leaseback of our terminal in Chattanooga, TN.

First quarter 2019 net income included $634,000, or $.19 per share, from gains on real estate sales. Second quarter 2019 net income included $179,000 or $.05 per share, from a gain of $247,000 on the insurance settlement for hurricane damages and losses sustained at our Panama City, Florida location.

14. Goodwill and Intangible Assets.

The Changes in gross carrying amounts of goodwill are as follows (in thousands):

Goodwill
October 1, 2018	$3,431
No activity	—
September 30, 2019	3,431
Danfair Transport acquisition	206
56

September 30, 2020	3,637
No activity	—
September 30, 2021	$3,637

The Company assesses goodwill for impairment on an annual basis in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

The Company reviews intangible assets, including customer value, trade name and non-compete agreements, for impairment, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets.

The gross amounts and accumulated amortization (including impairment) of Identifiable intangible assets are as follows (in thousands):

	September 30, 2021		September 30, 2020
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Customer value	4,440	3,689	4,440	3,492
Trade name	72	72	72	72
Non-compete	74	69	74	66
	$4,586	$3,830	$4,586	$3,630

Amortization expense for intangible assets was $200,000 for 2021 and it is included in sales, general and administrative expense. The trade names are amortized on a straight-line basis over the estimated useful life of three and a half years. Customer values are amortized based on the straight-line basis over the estimated remaining useful lives of ten to eleven years. Non-compete agreements are amortized based on a straight-line basis over the term of the non-compete agreement, typically three to five years.

Estimated amortization expense for the five succeeding years follows (in thousands):

Amount
2022	$201
2023	197
2024	133
2025	44
2026	44
Total	$619

15. Business Acquisition.

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

The goodwill recorded resulting from the acquisition is tax deductible. The earned payout liability, estimated to be $425,000 on the date of acquisition, was later determined to be $69,000 based upon the total revenues for the 12 months following the acquisition. Changes in the estimated earned payout liability, up to the total contractual amount, were reflected in our results of operations in the periods in which they are identified. During fiscal years 2021 and 2020 the Company recorded gains on the contingent consideration of $16,000 and $340,000, respectively.

16. Subsequent Events

On October 18, 2021, we completed the disposition of the Company’s terminal located in Tampa, Florida to Amazon.com Services LLC for a sale price of $9,600,000. The Company anticipates that the sale will result in an after-tax gain of approximately $6,287,000. The $6.3 million net income from this sale increased our ability to pay dividends under our credit agreement’s tangible net worth covenant to approximately $13 million. We have had discussions with Wells Fargo Bank, N.A. about a waiver for the tangible net worth covenant if necessary.

On October 1, 2021 a lease commenced for property in Tampa to replace our sold terminal location. The minimum lease term is 128 months and will go on our balance sheet as a right-of-use asset for approximately $1.45 million and a lease liability of approximately $1.53 million. Monthly rental payment commence in June 2022 at $13,250 and escalate 3% annually.

On October 25th, we announced that our Board of Directors declared a special cash dividend of $3.75 per share, or approximately $12,800,000 in the aggregate, on the Company’s outstanding common stock. This one-time, special dividend was paid on November 15, 2021, to shareholders of record at the close of business on November 8, 2021.

Report of Management

Management's Responsibility for the Financial Statements

Management of the Company is responsible for the preparation and integrity of the consolidated financial statements appearing in our Annual Report on Form 10-K. The financial statements were prepared in conformity with accounting principles generally accepted in the United States appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates. Financial information in this Annual Report on Form 10-K is consistent with that in the financial statements.

Management of the Company is responsible for establishing and maintaining a system of internal controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control system is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written Code of Business Conduct adopted by our Company's Board of Directors, applicable to all officers and employees of our Company and subsidiaries.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 ("Exchange Act"). Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2017 Framework) ("COSO") in Internal Control—Integrated Framework. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of September 30, 2021.

The Company's independent auditors, Hancock Askew& Co., LLP, a registered public accounting firm, are appointed by the Audit Committee of the Company's Board of Directors, subject to ratification by our Company's shareholders. Hancock Askew & Co., LLP has audited and reported on the consolidated financial statements of Patriot Transportation Holding, Inc. The report of the independent auditors is contained in this annual report.

Audit Committee's Responsibility

The Audit Committee of our Company's Board of Directors, composed solely of Directors who are independent in accordance with the requirements of the Nasdaq Stock Market listing standards, the Exchange Act, and the Company's Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal controls and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee's Report can be found in the Company's Proxy Statement.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors

Patriot Transportation Holding, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Patriot Transportation Holding, Inc. (the Company) as of September 30, 2021 and 2020, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2021, 2020, and 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2021, 2020, and 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Auto Liability and Workers’ Compensation Claims Accrual – “Risk Accrual”

Description of the Matter

The Company is self-insured for a portion of its risk related to auto liability and workers’ compensation. The Company retains the exposure on liability claims of $250,000 and $500,000 for worker’s compensation claims and has third-party coverage for amounts exceeding the retention up to the amount of the policy limits.

The Company accrues an expense for the cost of the self-insured portion of unpaid claims by evaluating the nature and severity of reported claims and by estimating future claims development based upon historical development trends. The actual cost to settle self-insured claim liabilities may differ from the Company’s reserve estimates due to legal costs, claims that have been incurred but not reported, and various other uncertainties.

We identified the estimation of auto liability and workers’ compensation claims accruals subject to self-insurance retention of $2.8 million as a critical audit matter. The accrual is included in “Accrued insurance” on the Company’s consolidated balance sheet. Auto liability and workers’ compensation unpaid claim liabilities are determined by projecting the estimated ultimate loss related to a claim, less actual costs paid to date. These estimates rely on the assumption that historical claim patterns are an accurate representation for future claims that have been incurred but not completely paid. The principal considerations for assessing auto liability and workers’ compensation claims as a critical audit matter are the high level of estimation uncertainty related to determining the severity of these types of claims, the inherent subjectivity in management’s judgment in estimating the total costs to settle or dispose of these claims, and high degree of auditor judgement and an increased extent of effort to test the Company’s claims accruals.

How we Addressed the Matter in our Audit

•                     We tested the effectiveness of controls over auto liability and workers’ compensation claims, including the completeness and accuracy of claim expenses and payments.

•                     We tested management’s reconciliation of the reported claims data to the data submitted to their third-party actuary.

•                     We tested management’s process for determining the auto liability and workers’ compensation accrual, including testing the underlying claims data used as the basis for the actuarial analysis and testing current year claims and payment data.

•                     We tested management’s comparison to selected loss accruals to the range established by management’s third-party actuary and historical trends.

Hancock Askew & Co., LLP

We have served as the Company’s auditor since 2006.

Jacksonville, Florida

December 14, 2021

DIRECTORS AND OFFICERS

Directors

Thompson S. Baker II (1)

Chairman of the Board of the Company

Senior Vice President, Vulcan Materials

Edward L. Baker (1)

Chairman Emeritus

John E. Anderson (2)(3)(4)

Former President and Chief Executive

Officer of Patriot Transportation Holding, Inc.

Luke E. Fichthorn III (2)(3)(4)

Private Investment Banker,

Twain Associates

Charles D. Hyman (2)(3)(4)

President/Founder

Charles D. Hyman & Company

________________

(1) Member of the Executive Committee

(2) Member of the Audit Committee

(3) Member of the Compensation Committee

(4) Member of the Nominating Committee

Officers

Robert E. Sandlin

President and Chief Executive Officer

Matthew C. McNulty

Vice President, Chief Operating Officer, Secretary and Chief Financial Officer

John D. Klopfenstein

Controller, Treasurer and Chief Accounting Officer

James N. Anderson IV

Vice President of Safety and Risk Management

Patriot Transportation Holding, Inc.

200 West Forsyth Street, 7th Floor

Jacksonville, Florida, 32202

Telephone: 904) 396-5733

Annual Meeting

Due to the social distancing guidelines from the CDC, this year our Annual Shareholders meeting will be held virtually at 11 a.m. Eastern Standard Time on Wednesday, February 2, 2022. All shareholders are cordially invited to attend the Annual Shareholders meeting via a weblink titled “2022 Annual Shareholders Meeting” which will be posted on our website at www.patriottrans.com under Investor Relations.

Transfer Agent

American Stock Transfer & Trust Company

59 Maiden Lane

Plaza Level

New York, NY 10038

Telephone: 1-800-937-5449

General Counsel

Nelson Mullins Riley & Scarborough LLP

Jacksonville, Florida

Independent Registered Public Accounting Firm

Hancock Askew & Co., LLP

Jacksonville, Florida

Common Stock Listed

The Nasdaq Stock Market

(Symbol: PATI)

Form 10-K

Shareholders may receive without charge a copy of Patriot Transportation Holding, Inc.’s annual report on Form 10-K for the fiscal year ended September 30, 2021 as filed with the Securities and Exchange Commission by writing to the Treasurer at 200 West Forsyth Street, 7th Floor, Jacksonville, Florida 32202. The most recent certifications by our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to our Form 10-K.

Company Website

The Company’s website may be accessed at www.patriottrans.com. All of our filings with the Securities and Exchange Commission can be accessed through our website promptly after filing. This includes annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports filed or furnished on Form 8-K and all related amendments.

