Form 10-Q
period 2021-12-31
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2022-02-10
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2021.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	February 9, 2022
Common Stock	3,450,796
1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2021

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31,	September 30,
Assets	2021	2021
Current assets:
Cash and cash equivalents	$8,700	10,899
Accounts receivable (net of allowance for doubtful accounts of $63 and $86, respectively)	4,379	4,930
Inventory of parts and supplies	943	871
Prepaid tires on equipment	1,266	1,317
Prepaid taxes and licenses	331	448
Prepaid insurance	4,247	4,614
Prepaid expenses, other	268	299
Total current assets	20,134	23,378

Property and equipment, at cost	73,708	77,181
Less accumulated depreciation	52,764	54,497
Net property and equipment	20,944	22,684

Operating lease right-of-use assets	3,129	1,949
Goodwill	3,637	3,637
Intangible assets, net	706	756
Other assets, net	153	156
Total assets	$48,703	52,560

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,886	1,858
Federal and state taxes payable	2,360	263
Accrued payroll and benefits	2,849	2,939
Accrued insurance	1,052	1,105
Accrued liabilities, other	901	1,742
Operating lease liabilities, current portion	927	928
Total current liabilities	9,975	8,835

Operating lease liabilities, less current portion	2,342	1,131
Deferred income taxes	4,062	4,062
Accrued insurance	1,537	1,537
Other liabilities	871	879
Total liabilities	18,787	16,444
Commitments and contingencies	—	—
Shareholders’ Equity:
Preferred stock, 5,000,000 shares authorized, of which 250,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; None issued and outstanding	—	—
Common stock, $.10 par value; (25,000,000 shares authorized; 3,431,896 and 3,415,643 shares issued and outstanding, respectively)	343	342
Capital in excess of par value	39,425	39,257
Accumulated deficit	(9,941)	(3,572)
Accumulated other comprehensive income, net	89	89
Total shareholders’ equity	29,916	36,116
Total liabilities and shareholders’ equity	$48,703	52,560

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 31,
	2021	2020

Operating revenues	$20,571	20,228

Cost of operations:
Compensation and benefits	9,084	9,051
Fuel expenses	2,718	2,098
Repairs & tires	1,216	1,381
Other operating	744	813
Insurance and losses	1,810	2,122
Depreciation expense	1,477	1,745
Rents, tags & utilities	673	696
Sales, general & administrative	2,465	2,136
Corporate expenses	533	401
Gain on sale of terminal sites	(8,330)	—
(Gain) Loss on disposition of PP&E	(360)	86
Total cost of operations	12,030	20,529

Total operating profit (loss)	8,541	(301)

Interest income and other	1	2
Interest expense	(5)	(8)

Income (loss) before income taxes	8,537	(307)
Provision for (benefit from) income taxes	2,098	(85)

Net income (loss)	$6,439	(222)

Comprehensive Income (loss)	$6,439	(222)

Earnings per common share:
Net Income (loss)-
Basic	1.88	(0.07)
Diluted	1.74	(0.07)

Number of shares (in thousands) used in computing:
-basic earnings per common share	3,419	3,377
-diluted earnings per common share	3,701	3,377

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(In thousands)

(Unaudited)

	Three months ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$6,439	(222)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,888	2,155
Non-cash gain of acquisition-related contingent consideration	—	(16)
Deferred income taxes	—	168
Loss (gain) on asset dispositions	(8,717)	72
Stock-based compensation	57	59
Net changes in operating assets and liabilities:
Accounts receivable	551	372
Inventory of parts and supplies	(72)	7
Prepaid expenses	566	477
Other assets	3	18
Accounts payable and accrued liabilities	(956)	(611)
Income taxes payable and receivable	2,097	(253)
Operating lease assets and liabilities, net	(243)	(282)
Long-term insurance liabilities and other long-term liabilities	(8)	(5)
Net cash provided by operating activities	1,605	1,939

Cash flows from investing activities:
Purchase of property and equipment	(948)	(308)
Proceeds from the sale of property, plant and equipment	9,840	33
Net cash provided by (used in) investing activities	8,892	(275)

Cash flows from financing activities:
Dividends paid	(12,808)	(10,132)
Proceeds from exercised stock options	112	—
Net cash used in financing activities	(12,696)	(10,132)

Net decrease in cash and cash equivalents	(2,199)	(8,468)
Cash and cash equivalents at beginning of period	10,899	15,962
Cash and cash equivalents at end of the period	$8,700	7,494

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4	7
Income taxes	2	—
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	1,453	—

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(In thousands)

(Unaudited)

				(Accum.	Accumulated
			Capital in	Deficit)	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income, net	Equity

Balance as of October 1, 2020	3,377,279	$338	$38,670	$5,935	$105	$45,048

Stock-based compensation	—	—	59	—	—	59

Cash dividends paid ($3.00 per share)	—	—	—	(10,132)	—	(10,132)
Net loss	—	—	—	(222)	—	(222)
Balance as of December 31, 2020	3,377,279	$338	$38,729	$(4,419)	$105	$34,753

Balance as of October 1, 2021	3,415,643	$342	$39,257	$(3,572)	$89	$36,116

Stock-based compensation	—	—	57	—	—	57
Exercise of stock options	16,253	1	111	—	—	112
Cash dividends paid ($3.75 per share)	—	—	—	(12,808)	—	(12,808)
Net income	—	—	—	6,439	—	6,439
Balance as of December 31, 2021	3,431,896	$343	$39,425	$(9,941)	$89	$29,916

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(Unaudited)

(1) Description of Business and Basis of Presentation.

Description of Business

Company’s Business. The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul; rather, we act as a third party carrier to deliver our customers’ products from point A to point B, using predominantly Company employees driving Company owned tractors and tank trailers. Approximately 85% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g., convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 15% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products, water and liquid chemicals. In December, 2021, we employed 333 revenue-producing drivers who operated our fleet of 281 Company tractors, 25 owner operators and 431 trailers from our 18 terminals and 6 satellite locations in Florida, Georgia, Alabama, and Tennessee.

Basis of Presentation

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2022. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2021.

Operating Revenues

Our revenues are primarily based on a set rate per volume of product hauled to arrive at a desired rate per mile traveled. The rate also incorporates the cost of fuel at an assumed price plus fuel surcharges to address the fluctuation in fuel prices. Over time, the fuel surcharge tables in the industry have become so numerous and varied, both by carriers and customers, that they have simply become a part of the overall rating structure to arrive at that desired price per mile by market. We consider fuel surcharge revenue to be revenue from services rather than other revenues. As a result, the Company determined there is no reason to report fuel surcharges as a separate revenue line item and fuel surcharges are reported as part of Operating revenues.

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

The consolidated statements of income reflect charges and/or allocation to FRP Holdings, Inc. for these services of $253,000 and $435,000 for the three months ended December 31, 2021 and 2020, respectively. These charges to FRP are reflected as a reduction to the Company’s corporate expenses.

We employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(4) Long-Term debt. The Company had no long-term debt outstanding at December 31, 2021 and September 30, 2021. On July 6, 2021, Patriot Transportation Holding, Inc. (the “Company”) entered into the 2021 Amended and Restated Credit Agreement (the “The Amended and Restated Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Amended and Restated Credit Agreement modifies the Company's prior Credit Agreement with Wells Fargo, dated January 30, 2015, as amended by that certain First Amendment dated December 28, 2018. The Amended and Restated Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $15 million, with a separate sublimit for standby letters of credit. The credit facility limit may be increased to $25 million upon request by the Company, subject to the lender's discretion and the satisfaction of certain conditions. The interest rate under the Amended and Restated Credit Agreement is 1.10% over the Secured Overnight Financing Rate (“SOFR”). A commitment fee of 0.12% per annum is payable quarterly on the unused portion of the commitment. The Amended and Restated Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants including a minimum tangible net worth of $25 million. As of December 31, 2021, we had no outstanding debt borrowed on this revolver, $1,461,000 in commitments under letters of credit and $13,539,000 available for additional borrowings. The letter of credit fee is 1% and the applicable interest rate for borrowings would have been 1.15% on December 31, 2021.

This credit agreement contains certain conditions, affirmative financial covenants and negative covenants including a minimum tangible net worth. The Company was in compliance with all of its loan covenants as of December 31, 2021. As of December 31, 2021, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $566,000 combined.

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

The following details the computations of the basic and diluted Earnings per Common Share (dollars and shares in thousands, except per share amounts):

	Three Months ended
	December 31,
	2021	2020
Weighted average common shares outstanding during the period - shares used for basic earnings per common share	3,419	3,377

Common shares issuable under share based payment plans which are potentially dilutive	282	—

Common shares used for diluted earnings per common share	3,701	3,377

Net income (loss)	$6,439	(222)

Earnings per common share:
-basic	$1.88	(0.07)
-diluted	$1.74	(0.07)

For the three months ended December 31, 2021, no shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended December 31, 2020, 617,502 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

Post Spin-Off Patriot Incentive Stock Plan

As part of the spin-off transaction, the Board of Directors of the Company adopted the Patriot Transportation Holding, Inc. Incentive Stock Plan (“Patriot Plan”) in January, 2015. In exchange for all outstanding FRP options held on January 30, 2015, existing Company directors, officers and key employees holding option grants in the FRP Stock Option Plan(s) were issued new grants in the Patriot and FRP Plans based upon the relative value of Patriot and FRP immediately following the completion of the spin-off with the same remaining terms. All related compensation expense has been allocated to the Company (rather than FRP) and included in corporate expenses. The number of common shares available for future issuance in the Patriot Plan was 57,795 at December 31, 2021.

On November 15, 2021, the Company paid an extraordinary dividend of $3.75 per share to all shareholders of record. In accordance with Section 4.2 of the 2006 Stock Incentive Plan, Section 11 of the 2014 Equity Incentive Plan, and Section 409A of the Internal Revenue Code, the Company has adjusted the terms of all stock option grants outstanding and the stock appreciation rights as of the close of business on November 15, 2021.

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

In December 2016, the Company approved and issued a long-term performance incentive to an officer in the form of stock appreciation rights. As adjusted for the extraordinary dividend the Company granted 257,009 stock appreciation rights. The adjusted market price of the grant was $8.66, and the executive will get a cash award at age 65 based upon the stock price at that date compared to the adjusted market price of $8.66 but in no event will the award be less than $500,000. The Company is expensing the fair value of the award over the 9.1 year vesting period to the officer’s attainment of age 65, with periodic adjustments to the liability estimate based upon changes in the assumptions used to calculate the liability. The accrued liability under this plan as of December 31, 2021 and 2020 was $379,000 and $350,000, respectively.

The Company recorded the following Stock Compensation Expense in its consolidated statements of income (in thousands):

	Three Months ended
	December 31,
	2021	2020
Stock option grants	$57	59
Annual director stock award	—	—
	$57	59

A summary of Company stock options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at October 1, 2021	604,005	$10.80	6.5	$1,931
Forfeited	(67,975)	6.19		(112)
Exercised	(16,253)	6.89		(21)
Dividend Adjustment	288,099
Outstanding at December 31, 2021 (a)	807,876	$7.41	6.0	$1,798

Exercisable at December 31, 2021	564,653	$7.89	5.1	$1,381

Vested during three months ended December 31, 2021	132,331			$251

(a)	The Company stock option intrinsic values were adjusted as of November 15, 2021, the date of the extraordinary dividend. Stock option activity, including the weighted average exercise price, was not retroactively adjusted.

The aggregate intrinsic value of exercisable Company options was $341,000 and the aggregate intrinsic value of all outstanding in-the-money options was $768,000 based on the Company’s market closing price of $8.07 on December 31, 2021 less exercise prices.

The realized tax benefit from option exercises during the three months ended December 31, 2021 was $7,000. The unrecognized compensation expense of Patriot options granted as of December 31, 2021 was $510,000, which is expected to be recognized over a weighted-average period of 3.0 years.

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

At December 31, 2021 and September 30, 2021, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other financial instruments approximate their fair value based upon the short-term nature of these items.

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

Customers: During the first three months of fiscal 2022, the Company’s ten largest customers accounted for approximately 58.1% of our revenue and one of these customers accounted for 18.9% of our revenue. Accounts receivable from the ten largest customers was $2,548,000 and $2,843,000 at December 31, 2021 and September 30, 2021 respectively. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income.

Deposits: Cash and cash equivalents are comprised of cash and an FDIC insured investment account at Wells Fargo Bank, N.A. The balance in the cash account may exceed FDIC limits.

(10) Unusual or Infrequent Items Impacting Results. On October 18, 2021, we completed the disposition of the Company’s terminal located in Tampa, Florida to Amazon.com Services LLC for a sale price of $9,600,000. The Company reported an after-tax gain of $6,281,000 on the sale. The $6.3 million net income from this sale increased our ability to pay dividends under our credit agreement’s tangible net worth covenant to approximately $13 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our annual report on Form 10-K. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described in “Forward-Looking Statements” below and “Risk Factors” on page 7 of our annual report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements. We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this quarterly report on Form 10-Q, unless required by law.

Overview

The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customers’ products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 85% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g., convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 15% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products, water and liquid chemicals. In December, 2021, we employed 333 revenue-producing drivers who operated our fleet of 281 Company tractors, 25 owner operators and 431 trailers from our 18 terminals and 6 satellite locations in Florida, Georgia, Alabama, and Tennessee. We experience increased seasonal demand in Florida in the spring and in most of our other locations during the summer months.

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

To measure our performance, management focuses primarily on revenue growth, revenue miles, operating revenue per mile, our preventable accident frequency rate (“PAFR”), our operating ratio (defined as our operating expenses as a percentage of our operating revenue), turnover rate (excluding drivers related to terminal closures) and average driver count (defined as average number of revenue producing drivers including owner operators under employment over the specified time period) as compared to the same period in the prior year.

ITEM	Three months 2022 vs. 2021
Operating Revenues	Up 1.7%
Revenue Miles	Down 15.4%
Revenue Per Mile	Up 20.1%
PAFR (incidents per 1M miles) goal of 2.0	2.93 vs. 1.86
Operating Ratio	58.5% vs. 101.5%
Driver Turnover Rate	80.0% vs. 93.1%
Avg. Driver Count incl. owner operators	Down 14.3%

First Quarter Highlights

•	Operating revenue per mile was up $.63, or 20.1%, due to rate increases and an improved business mix.
•	This quarter’s net income included $6,281,000, or $1.70 per share, from gains on real estate sales, net of taxes.

Comparative Results of Operations for the Three Months ended December 31, 2021 and 2020

	Three months ended December 31
(dollars in thousands)	2021	%	2020	%

Revenue miles (in thousands)	5,457		6,450

Operating revenues	20,571	100.0%	20,228	100.0%

Cost of operations:
Compensation and benefits	9,084	44.2%	9,051	44.8%
Fuel expenses	2,718	13.2%	2,098	10.4%
Repairs & tires	1,216	5.9%	1,381	6.8%
Other operating	744	3.6%	813	4.0%
Insurance and losses	1,810	8.8%	2,122	10.5%
Depreciation expense	1,477	7.2%	1,745	8.6%
Rents, tags & utilities	673	3.3%	696	3.4%
Sales, general & administrative	2,465	12.0%	2,136	10.6%
Corporate expenses	533	2.6%	401	2.0%
Gain on sale of terminal sites	(8,330)	-40.5%	—	0.0%
Loss (gain) on disposition of PP&E	(360)	-1.8%	86	0.4%
Total cost of operations	12,030	58.5%	20,529	101.5%

Total operating profit (loss)	$8,541	41.5%	(301)	-1.5%

The Company reported net income of $6,439,000, or $1.74 per share for the quarter ended December 31, 2021, compared to a net loss of $(222,000), or $(.07) per share, in the same quarter last year. Net income this quarter included $6,281,000, or $1.70 per share, from gains on real estate sales net of income taxes.

Revenue miles were down 993,000, or 15%, over the same quarter last year due to reduction in driver count due from turnover and the driver shortage (down ~70 drivers from the 1st quarter of last year). Operating revenues for the quarter were $20,571,000, up $343,000 from the same quarter last year. The reduction in miles was offset by improved freight rates negotiated to more than offset driver pay increases, higher fuel costs and other cost increases. Operating revenue per mile was up $.63, or 20.1% due rate increases and an improved business mix.

Compensation and benefits increased $33,000, mainly due to the increased driver compensation package mostly offset by a lower driver count and non-driver personnel reductions. Gross fuel expense increased $620,000 as a result of higher cost per gallon. Insurance and losses decreased $312,000, primarily from lower health care claims this year versus the prior year first quarter which included higher costs from two significant product mixes and a sizeable wreck repair. Depreciation expense was down $268,000 in the quarter as we continue to reduce our fleet size. SG&A expense was higher by $329,000 mainly due to a one-time transaction bonus following the sale of the Tampa property for certain members of the management team ($312,000 in SG&A and $82,000 in Corporate for a total of $394,000) and higher legal fees. Gain on the sale of land was $8,330,000 due to the sale of our former terminal location in Tampa, FL. Gain on the sale of assets was $360,000 versus a loss of $(86,000) in the same quarter last year.

As a result, operating profit this quarter was $8,541,000 compared to an operating loss of $(301,000) in the same quarter last year. Operating ratio was 58.5 this quarter versus 101.5 the same quarter last year. Excluding the gain on sale of terminal sites and the one-time transaction bonus, adjusted operating profit for the first quarter was $605,000 and adjusted operating ratio was 97.1.

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

Adjusted Operating Profit

Adjusted operating profit excludes the impact of the gain on sale of terminal sites and the one-time transaction bonus related to the sale. Adjusted operating profit is presented to provide additional perspective on underlying trends in Patriot’s core operating results. A reconciliation between operating profit and adjusted operating profit is as follows:

	Three months ended	Three months ended
	December 31, 2021	December 31, 2020
Operating profit (loss)	$8,541	(301)
Adjustments:
Gain on sale of terminal sites	(8,330)	—
One-time transaction bonus	394	—
Adjusted operating profit (loss)	$605	(301)

Adjusted Operating Ratio

Adjusted operating ratio excludes the impact of the gain on sale of terminal sites and the one-time transaction bonus related to the sale. Adjusted operating ratio is presented to provide additional perspective on underlying trends in Patriot’s core operating results. A reconciliation between operating ratio and adjusted operating ratio is as follows:

	Three months ended	Three months ended
	December 31, 2021	December 31, 2020
Operating ratio	58.5%	101.5%
Adjustments:
Gain on sale of terminal sites	40.5%	—
One-time transaction bonus	(1.9% )	—
Adjusted operating ratio	97.1%	101.5%

Liquidity and Capital Resources. The Company maintains its operating accounts with Wells Fargo Bank, N.A. and these accounts directly sweep overnight against the Wells Fargo revolver. As of December 31, 2021, we had no debt outstanding on this revolver, $1,461,000 letters of credit and $13,539,000 available for additional borrowings. The Company expects our fiscal year 2022 cash generation to cover the cost of our operations and our budgeted capital expenditures

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Three months
	Ended December 31,
	2021	2020
Total cash provided by (used for):
Operating activities	$1,605	1,939
Investing activities	8,892	(275)
Financing activities	(12,696)	(10,132)
Decrease in cash and cash equivalents	$(2,199)	(8,468)

Outstanding debt at the beginning of the period	—	—
Outstanding debt at the end of the period	—	—

Operating Activities - Net cash provided by operating activities (as set forth in the cash flow statement) was $1,605,000 for the three months ended December 31, 2021, compared to $1,939,000 in the same period last year. The total of net income plus depreciation and amortization and less gains on sales of property and equipment decreased $2,395,000 versus the same period last year. These changes are described above under "Comparative Results of Operations." These changes comprise the majority of the decrease in net cash provided by operating activities.

Investing Activities – Investing activities include the purchase of property and equipment, any business acquisitions and proceeds from sales of property and equipment upon retirement. For the three months ended December 31, 2021, cash provided by investing activities was $8,892,000 which included the proceeds from retirements net of the purchase of plant, property and equipment. For the three months ended December 31, 2020, we spent $275,000 on investing activities for the purchase of plant, property and equipment net of proceeds from retirements.

Financing Activities – Financing activities primarily include net changes to our outstanding revolving debt, proceeds from the sale of shares of common stock through employee equity incentive plans and dividends. For the three months ended December 31, 2021, cash used in financing activities was $12,696,000 due to dividends paid. For the three months ended December 31, 2020, cash used in financing activities was $10,132,000 due to dividends paid. We had no outstanding long-term debt on December 31, 2021 or December 31, 2020.

Credit Facilities - The Company has a five-year credit agreement with Wells Fargo Bank N.A. which provides a $15 million revolving line of credit with a $10 million sublimit for stand-by letters of credit. The amounts outstanding under the credit agreement bear interest at a rate of 1.1% over the Secured Overnight Financing Rate (“SOFR”), which may change quarterly based on the Company’s ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.12% per annum is payable quarterly on the unused portion of the commitment. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth. As of December 31, 2021, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $566,000 combined.

Cash Requirements - The Company currently expects its fiscal 2022 capital expenditures to be approximately $6.0 million for replacement equipment which we expect to be fully funded by our cash generated from our operations. The amount of capital expenditures through December 31, 2021 were $948,000.

Impact of the COVID-19 Pandemic. The COVID-19 pandemic continues to have some impact on demand for oil and petroleum products in certain markets but that impact was far less in this quarter than had been experienced since the beginning of the pandemic. As an essential business, we have continued to operate throughout the pandemic in accordance with CDC guidance and orders issued by state and local authorities.

Summary and Outlook. This first quarter we continued to see our driver count remain fairly flat as we had seen in the prior 2 quarters following the announcement of the driver pay increase in April, 2021. During this first quarter of 2022 we announced additional driver pay increases in all of our markets, some of which went into effect during the quarter with the majority set to go into effect on February 4, 2022. We also successfully negotiated additional rate increases with our customers, most of which went into effect during the quarter with some set to begin in Q2. These additional rate increases will more than offset the additional driver pay increases announced during this first quarter.

We are in the early stages of implementing our new Quality Customer Service department to help us better serve our customers and provide additional resources to our dispatchers in the field. All of these jobs were filled with existing employees. We downsized a few management jobs in the quarter, including the retirement of our VP of Operations, and the elimination of two terminal manager jobs. We do not plan to replace those jobs. We continue to focus on growing the dry bulk and water business.

The supply chain challenges continue to make the news weekly. We continue to be creative in our approach to attracting, hiring and retaining drivers, including our recent completion of the Department of Labor Registered Apprenticeship application to become part of the Federal program. We are optimistic that we will see the benefit of these strategies and pay increases on reducing our turnover and our ability to add drivers to the fleet during the remainder of fiscal 2022.

The dividend paid in November reduced our cash balance by $12,800,000 and the sale of the Tampa property generated $6,300,000 of cash after taxes. Following these two events and a positive operating quarter, our balance sheet remained solid with $8.7 million of cash and cash equivalents as of December 31, 2021, and no outstanding debt. The Company was in compliance with all of our covenants under the Wells Fargo revolver as of December 31, 2021. We started replacing tractors in the first quarter of this fiscal year with plans to buy 30 replacement tractors and a handful of trailers putting our current planned capital expenditures at ~$6,000,000 for fiscal year 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the credit agreement. Under the Wells Fargo revolving credit line, the applicable spread for borrowings at December 31, 2021 was 1.1% over SOFR.

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

As of December 31, 2021, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

PATRIOT TRANSPORTATION HOLDING, INC.

Date: February 10, 2022	By	ROBERT E. SANDLIN
Robert E. Sandlin
President and Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Vice President, Chief Operating Officer,
Chief Financial Officer and Secretary
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller, Chief Accounting Officer and
Treasurer
(Principal Accounting Officer)

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2021

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