Form 10-Q
period 2022-03-31
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2022-05-13
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 22, 2022
Common Stock	3,480,920
1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2022

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	September 30,
Assets	2022	2021
Current assets:
Cash and cash equivalents	$6,794	10,899
Accounts receivable (net of allowance for doubtful accounts of $64 and $86, respectively)	6,179	4,930
Inventory of parts and supplies	1,066	871
Prepaid tires on equipment	1,353	1,317
Prepaid taxes and licenses	232	448
Prepaid insurance	3,621	4,614
Prepaid expenses, other	217	299
Total current assets	19,462	23,378

Property and equipment, at cost	73,694	77,181
Less accumulated depreciation	53,224	54,497
Net property and equipment	20,470	22,684

Operating lease right-of-use assets	2,895	1,949
Goodwill	3,637	3,637
Intangible assets, net	656	756
Other assets, net	149	156
Total assets	$47,269	52,560

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,227	1,858
Federal and state taxes payable	1,711	263
Accrued payroll and benefits	2,558	2,939
Accrued insurance	1,077	1,105
Accrued liabilities, other	916	1,742
Operating lease liabilities, current portion	928	928
Total current liabilities	9,417	8,835

Operating lease liabilities, less current portion	2,134	1,131
Deferred income taxes	3,481	4,062
Accrued insurance	1,537	1,537
Other liabilities	866	879
Total liabilities	17,435	16,444
Commitments and contingencies	—	—
Shareholders’ Equity:
Preferred stock, 5,000,000 shares authorized, of which 250,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; None issued and outstanding	—	—
Common stock, $.10 par value; (25,000,000 shares authorized; 3,480,920 and 3,415,643 shares issued and outstanding, respectively)	348	342
Capital in excess of par value	39,831	39,257
Accumulated deficit	(10,431)	(3,572)
Accumulated other comprehensive income, net	86	89
Total shareholders’ equity	29,834	36,116
Total liabilities and shareholders’ equity	$47,269	52,560

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,		MARCH 31,
	2022	2021	2022	2021

Operating revenues	$20,928	19,728	41,499	39,956

Cost of operations:
Compensation and benefits	8,962	8,687	18,046	17,738
Fuel expenses	3,160	2,464	5,878	4,562
Repairs & tires	1,445	1,336	2,661	2,717
Other operating	710	755	1,454	1,568
Insurance and losses	2,574	1,929	4,384	4,051
Depreciation expense	1,406	1,671	2,883	3,416
Rents, tags & utilities	708	703	1,381	1,399
Sales, general & administrative	2,152	2,141	4,617	4,277
Corporate expenses	569	689	1,102	1,090
Gain on sale of terminal sites	—	(1,431)	(8,330)	(1,431)
(Gain) loss on disposition of PP&E	(119)	113	(479)	199
Total cost of operations	21,567	19,057	33,597	39,586

Total operating profit (loss)	(639)	671	7,902	370

Interest income and other	3	1	4	3
Interest expense	(4)	(7)	(9)	(15)

Income (loss) before income taxes	(640)	665	7,897	358
Provision for (benefit from) income taxes	(150)	181	1,948	96

Net income (loss)	$(490)	484	$5,949	262

Unrealized investment losses, net	(3)	—	(3)	—

Comprehensive income (loss)	$(493)	484	$5,946	262

Earnings per common share:
Net income (loss) -
Basic	$(0.14)	0.14	1.73	0.08
Diluted	$(0.14)	0.14	1.63	0.08

Number of shares (in thousands) used in computing:
-basic earnings per common share	3,458	3,393	3,439	3,385
-diluted earnings per common share	3,458	3,394	3,658	3,390

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2022 AND 2021

(In thousands)

(Unaudited)

	Six months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$5,949	262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,654	4,205
Non-cash gain of acquisition-related contingent consideration	—	(16)
Deferred income taxes	(581)	(1,018)
Gain on asset dispositions	(8,858)	(1,246)
Stock-based compensation	265	341
Net changes in operating assets and liabilities:
Accounts receivable	(1,249)	64
Inventory of parts and supplies	(195)	(32)
Prepaid expenses	1,255	767
Other assets	3	37
Accounts payable and accrued liabilities	(866)	(967)
Income taxes payable and receivable	1,448	446
Operating lease assets and liabilities, net	(432)	(548)
Long-term insurance liabilities and other long-term liabilities	(13)	(9)
Net cash provided by operating activities	380	2,286

Cash flows from investing activities:
Purchase of property and equipment	(2,165)	(594)
Proceeds from the sale of property, plant and equipment	10,173	1,874
Net cash provided by investing activities	8,008	1,280

Cash flows from financing activities:
Dividends paid	(12,808)	(10,132)
Proceeds from exercised stock options	315	—
Net cash used in financing activities	(12,493)	(10,132)

Net decrease in cash and cash equivalents	(4,105)	(6,566)
Cash and cash equivalents at beginning of period	10,899	15,962
Cash and cash equivalents at end of the period	$6,794	9,396

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8	14
Income taxes	1,080	667
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	1,453	—

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED MARCH 31, 2022 AND 2021

(In thousands)

(Unaudited)

				(Accum.	Accumulated
			Capital in	Deficit)	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income, net	Equity

Balance as of October 1, 2020	3,377,279	$338	$38,670	$5,935	$105	$45,048

Stock-based compensation	—	—	122	—	—	122

Director grant	24,867	2	217	—	—	219
Cash dividends paid ($3.00 per share)	—	—	—	(10,132)	—	(10,132)
Net income	—	—	—	262	—	262

Balance as of March 31, 2021	3,402,146	$340	$39,009	$(3,935)	$105	$35,519

Balance as of October 1, 2021	3,415,643	$342	$39,257	$(3,572)	$89	$36,116

Stock-based compensation	—	—	109	—	—	109
Exercise of stock options	46,377	4	311	—	—	315
Director grant	18,900	2	154	—	—	156
Cash dividends paid ($3.75 per share)	—	—	—	(12,808)	—	(12,808)
Net income	—	—	—	5,949	—	5,949
Unrealized investment losses, net	—	—	—	—	(3)	(3)
Balance as of March 31, 2022	3,480,920	$348	$39,831	$(10,431)	$86	$29,834

Balance as of January 1, 2021	3,377,279	$338	$38,729	$(4,419)	$105	$34,753

Stock-based compensation	—	—	63	—	—	63

Director grant	24,867	2	217	—	—	219

Net income	—	—	—	484	—	484

Balance as of March 31, 2021	3,402,146	$340	$39,009	$(3,935)	$105	$35,519

Balance as of January 1, 2022	3,431,896	$343	$39,425	$(9,941)	$89	$29,916

Stock-based compensation	—	—	52	—	—	52
Exercise of stock options	30,124	3	200	—	—	203
Director grant	18,900	2	154	—	—	156

Net loss	—	—	—	(490)	—	(490)
Unrealized investment losses, net	—	—	—	—	(3)	(3)
Balance as of March 31, 2022	3,480,920	$348	$39,831	$(10,431)	$86	$29,834

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

(1) Description of Business and Basis of Presentation.

Description of Business

Company’s Business. The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul; rather, we act as a third party carrier to deliver our customers’ products from point A to point B, using predominantly Company employees driving Company owned tractors and tank trailers. Approximately 84% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g., convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 16% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products, water and liquid chemicals. In March 2022, we employed 328 revenue-producing drivers who operated our fleet of 272 Company tractors (excluding 3 being placed in service), 29 owner operators and 410 trailers from our 17 terminals and 6 satellite locations in Florida, Georgia, Alabama, and Tennessee.

Basis of Presentation

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2022. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2021.

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

(2) Recently Issued Accounting Standards. None.

(3) Related Party Agreements. The Company provides FRP Holdings, Inc. (FRP) certain services including the services of certain shared executive officers. FRP may be considered a related party due to common significant shareholder ownership and shared common officers. A written agreement exists outlining the terms of such services and the boards of the respective companies amended and extended this agreement for one year effective April 1, 2022.

The consolidated statements of income reflect charges and/or allocation to FRP Holdings, Inc. for these services of $223,000 and $256,000 for the three months ended March 31, 2022 and 2021, and $476,000 and $691,000 for the six months ended March 31, 2022 and 2021, respectively. These charges to FRP are reflected as a reduction to the Company’s corporate expenses.

We employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(4) Long-Term debt. The Company had no long-term debt outstanding at March 31, 2022 and September 30, 2021. On July 6, 2021, Patriot Transportation Holding, Inc. (the “Company”) entered into the 2021 Amended and Restated Credit Agreement (the “The Amended and Restated Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Amended and Restated Credit Agreement modifies the Company's prior Credit Agreement with Wells Fargo, dated January 30, 2015, as amended by that certain First Amendment dated December 28, 2018. The Amended and Restated Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $15 million, with a separate sublimit for standby letters of credit. The credit facility limit may be increased to $25 million upon request by the Company, subject to the lender's discretion and the satisfaction of certain conditions. The interest rate under the Amended and Restated Credit Agreement is 1.10% over the Secured Overnight Financing Rate (“SOFR”). A commitment fee of 0.12% per annum is payable quarterly on the unused portion of the commitment. The Amended and Restated Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants including a minimum tangible net worth of $25 million. As of March 31, 2022, we had no outstanding debt borrowed on this revolver, $1,461,000 in commitments under letters of credit and $13,539,000 available for additional borrowings. The letter of credit fee is 1% and the applicable interest rate for borrowings would have been 1.37% on March 31, 2022.

This credit agreement contains certain conditions, affirmative financial covenants and negative covenants including a minimum tangible net worth. The Company was in compliance with all of its loan covenants as of March 31, 2022. As of March 31, 2022, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $535,000 combined.

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

The following details the computations of the basic and diluted Earnings per common share (dollars and shares in thousands, except per share amounts):

	Three months ended		Six months ended
	March 31,		March 31,
	2022	2021	2022	2021
Weighted average common shares outstanding during the period – shares used for basic earnings per common share	3,458	3,393	3,439	3,385

Common shares issuable under share based payment plans which are potentially dilutive	—	1	219	5

Common shares used for diluted earnings per common share	3,458	3,394	3,658	3,390

Net income (loss)	$(490)	484	5,949	262

Earnings (loss) per common share:
-basic	$(0.14)	0.14	1.73	0.08
-diluted	$(0.14)	0.14	1.63	0.08

For the three and six months ended March 31, 2022, 241,188 and 27,082 shares attributable to outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended March 31, 2021, 604,005 and 500,950 shares attributable to outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

Post Spin-Off Patriot Incentive Stock Plan

As part of the spin-off transaction, the Board of Directors of the Company adopted the Patriot Transportation Holding, Inc. Incentive Stock Plan (“Patriot Plan”) in January, 2015. In exchange for all outstanding FRP options held on January 30, 2015, existing Company directors, officers and key employees holding option grants in the FRP Stock Option Plan(s) were issued new grants in the Patriot and FRP Plans based upon the relative value of Patriot and FRP immediately following the completion of the spin-off with the same remaining terms. All related compensation expense has been allocated to the Company (rather than FRP) and included in corporate expenses. The number of common shares available for future issuance in the Patriot Plan was 38,895 at March 31, 2022.

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

In December 2016, the Company approved and issued a long-term performance incentive to an officer in the form of stock appreciation rights. As adjusted for the extraordinary dividend the Company granted 257,009 stock appreciation rights. The adjusted market price of the grant was $8.66, and the executive will get a cash award at age 65 based upon the stock price at that date compared to the adjusted market price of $8.66 but in no event will the award be less than $500,000. The Company is expensing the fair value of the award over the 9.1 year vesting period to the officer’s attainment of age 65, with periodic adjustments to the liability estimate based upon changes in the assumptions used to calculate the liability. The accrued liability under this plan as of March 31, 2022 and 2021 was $387,000 and $357,000, respectively.

The Company recorded the following Stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Six months ended
	March 31,		March 31,
	2022	2021	2022	2021
Stock option grants	$52	63	109	122
Annual director stock award	156	219	156	219
	$208	282	265	341

A summary of Company stock options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at October 1, 2021	604,005	$10.80	6.5	$1,931
Forfeited	(67,975)	6.19		(112)
Exercised	(46,377)	6.81		(88)
Dividend Adjustment	288,099
Outstanding at March 31, 2022 (a)	777,752	$7.44	5.8	$1,731

Exercisable at March 31, 2022	534,529	$7.95	4.9	$1,314

Vested during six months ended March 31, 2022	132,331			$251

(a)	The Company stock option intrinsic values were adjusted as of November 15, 2021, the date of the extraordinary dividend. Stock option activity, including the weighted average exercise price, was not retroactively adjusted.

The aggregate intrinsic value of exercisable Company options was $267,000 and the aggregate intrinsic value of all outstanding in-the-money options was $673,000 based on the Company’s market closing price of $7.98 on March 31, 2022 less exercise prices.

The realized tax benefit from option exercises during the six months ended March 31, 2022 was $18,000. The unrecognized compensation expense of Patriot options granted as of March 31, 2022 was $458,000, which is expected to be recognized over a weighted-average period of 2.8 years.

(7) Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 means the use of quoted prices in active markets for identical assets or liabilities. Level 2 means the use of values that are derived principally from or corroborated by observable market data. Level 3 means the use of inputs of those that are unobservable and significant to the overall fair value measurement.

At March 31, 2022 and September 30, 2021, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other financial instruments approximate their fair value based upon the short-term nature of these items.

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

Customers: During the first six months of fiscal 2022, the Company’s ten largest customers accounted for approximately 57.7% of our revenue and one of these customers accounted for 18.5% of our revenue. Accounts receivable from the ten largest customers was $3,186,000 and $2,843,000 at March 31, 2022 and September 30, 2021 respectively. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income.

Deposits: Cash and cash equivalents are comprised of cash and an FDIC insured investment account at Wells Fargo Bank, N.A. and U.S. Treasury bills. The balance in the cash account may exceed FDIC limits.

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

Overview

The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customers’ products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 84% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g., convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 16% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products, water and liquid chemicals. In March 2022, we employed 328 revenue-producing drivers who operated our fleet of 272 Company tractors (excluding 3 being placed in service), 29 owner operators and 410 trailers from our 17 terminals and 6 satellite locations in Florida, Georgia, Alabama, and Tennessee. We experience increased seasonal demand in Florida in the spring and in most of our other locations during the summer months.

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

ITEM	Six months 2022 vs. 2021
Operating Revenues	Up 3.9%
Revenue Miles	Down 13.4%
Revenue Per Mile	Up 19.8%
PAFR (incidents per 1M miles) goal of 2.0	1.86 vs. 1.93
Operating Ratio	81.0% vs. 99.1%
Driver Turnover Rate	72.0% vs. 106.6%
Avg. Driver Count incl. owner operators	Down 11.9%

Second Quarter Highlights

•	Operating revenue per mile was up $.65, or 19.8%, due to rate increases and an improved business mix.
•	Our Driver Turnover Rate decreased from 121.0% in the 2nd quarter of 2021 to 67.2% in this year’s 2nd quarter.

Comparative Results of Operations for the Three Months ended March 31, 2022 and 2021

	Three months ended March 31
(dollars in thousands)	2022	%	2021	%

Revenue miles (in thousands)	5,314		5,993

Operating revenues	20,928	100.0%	19,728	100.0%

Cost of operations:
Compensation and benefits	8,962	42.9%	8,687	44.0%
Fuel expenses	3,160	15.1%	2,464	12.5%
Repairs & tires	1,445	6.9%	1,336	6.8%
Other operating	710	3.4%	755	3.8%
Insurance and losses	2,574	12.3%	1,929	9.8%
Depreciation expense	1,406	6.7%	1,671	8.5%
Rents, tags & utilities	708	3.4%	703	3.6%
Sales, general & administrative	2,152	10.3%	2,141	10.8%
Corporate expenses	569	2.7%	689	3.5%
Gain on sale of terminal sites	—	0.0%	(1,431)	-7.3%
Loss (gain) on disposition of PP&E	(119)	-0.6%	113	0.6%
Total cost of operations	21,567	103.1%	19,057	96.6%

Total operating profit (loss)	$(639)	-3.1%	671	3.4%

The Company reported a net loss of ($490,000), or ($.14) per share for the quarter ended March 31, 2022, compared to net income of $484,000, or $.14 per share, in the same quarter last year. Net income in the prior year second quarter included $1,037,000, or $.31 per share, from gains on real estate sales net of income taxes.

Revenue miles were down 679,000, or 11%, over the same quarter last year due to a lower driver count resulting primarily from the driver shortage and turnover (down ~51 drivers from the 2nd quarter of last year). Operating revenues for the quarter were $20,928,000, up $1,200,000 from the same quarter last year due to rate increases, higher fuel surcharges and an improved business mix. Operating revenue per mile was up $.65, or 19.8%.

Compensation and benefits increased $275,000, mainly due to the recent increases in driver compensation mostly offset by a lower driver count and non-driver personnel reductions. Gross fuel expense increased $696,000 due to higher diesel prices. Insurance and losses increased $645,000, primarily due to (i) a maximum limit claim ($372,500) from a COVID hospitalization and (ii) a prior year, workers’ compensation claim adjustment resulting in a $380,000 negative charge to this quarter. Depreciation expense was down $265,000 in the quarter. Gain on the sale of assets was $119,000 versus a loss of ($113,000) in the same quarter last year.

As a result, operating loss this quarter was ($639,000) compared to an operating profit of $671,000 in the same quarter last year. The COVID medical claim and the prior year workers’ compensation claim resulted in a total charge of $752,500 to this quarter. Excluding the gain on sale of land in last year’s second quarter, the adjusted operating loss was ($760,000).

Comparative Results of Operations for the Six Months ended March 31, 2022 and 2021

	Six months ended March 31
(dollars in thousands)	2022	%	2021	%

Revenue miles (in thousands)	10,771		12,443

Operating revenues	41,499	100.0%	39,956	100.0%

Cost of operations:
Compensation and benefits	18,046	43.5%	17,738	44.4%
Fuel expenses	5,878	14.2%	4,562	11.4%
Repairs & tires	2,661	6.4%	2,717	6.8%
Other operating	1,454	3.5%	1,568	3.9%
Insurance and losses	4,384	10.6%	4,051	10.2%
Depreciation expense	2,883	6.9%	3,416	8.6%
Rents, tags & utilities	1,381	3.3%	1,399	3.5%
Sales, general & administrative	4,617	11.1%	4,277	10.7%
Corporate expenses	1,102	2.7%	1,090	2.7%
Gain on sale of terminal sites	(8,330)	-20.1%	(1,431)	-3.6%
Loss (gain) on disposition of PP&E	(479)	-1.1%	199	0.5%
Total cost of operations	33,597	81.0%	39,586	99.1%

Total operating profit (loss)	$7,902	19.0%	370	0.9%

The Company reported net income of $5,949,000, or $1.63 per share, compared to $262,000, or $.08 per share, in the same period last year. The first six months’ net income included $6,281,000, or $1.72 per share, from gains on real estate sales net of income taxes. Net income in the prior year six months’ included $1,037,000, or $.31 per share, from gains on real estate sales net of income taxes.

Revenue miles were down 1,672,000, or 13%, over the same period last year due to a lower driver count (down ~61 drivers from the first six months of last year). Operating revenues for the period were $41,499,000, up $1,543,000 from the same period last year. Operating revenue per mile was up $.64, or 19.9% due to rate increases, higher fuel surcharges and an improved business mix.

Compensation and benefits increased $308,000, mainly due to the increased driver compensation package offset by a lower driver count and non-driver personnel reductions. Gross fuel expense increased $1,316,000 as a result of higher diesel prices. Insurance and losses increased $333,000, primarily as a result of the maximum limit COVID claim and the negative workers’ compensation adjustment from a prior year claim. Depreciation expense was down $533,000 in the period. SG&A expense was higher by $340,000 mainly due to a one-time transaction bonus following the sale of the Tampa property for certain members of the management team ($312,000 in SG&A and $82,000 in Corporate for a total of $394,000) and higher legal fees. Gain on the sale of land was $8,330,000 due to the sale of our former terminal location in Tampa, FL compared to $1,431,000 in the same period last year due to the sale of our former terminal location in Pensacola, FL. Gain on the sale of assets was $479,000 versus a loss of ($199,000) in the same period last year.

As a result, operating profit this period was $7,902,000 compared to $370,000 in the same period last year. Operating ratio was 81.0 in the first six months versus 99.1 the same period last year. Excluding the gain on sale of terminal sites and the one-time transaction bonus, adjusted operating loss for the first six months was ($34,000) as compared to an adjusted operating loss of ($1,061,000) in the same period last year. The COVID medical claim and the prior year workers’ compensation claim resulted in a total charge of $752,500 in the first six months of fiscal 2022.

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

Adjusted Operating Profit

Adjusted operating profit excludes the impact of the gain on sale of terminal sites and the one-time transaction bonus related to the sale. Adjusted operating profit is presented to provide additional perspective on underlying trends in Patriot’s core operating results. A reconciliation between operating profit and adjusted operating profit is as follows:

	Three months ended		Six months ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Operating profit (loss)	$(639)	671	7,902	370
Adjustments:
Gain on sale of terminal sites	—	(1,431)	(8,330)	(1,431)
One-time transaction bonus	—	—	394	—
Adjusted operating loss	$(639)	(760)	(34)	(1,061)

Liquidity and Capital Resources. The Company maintains its operating accounts with Wells Fargo Bank, N.A. and these accounts directly sweep overnight against the Wells Fargo revolver. As of March 31, 2022, we had no debt outstanding on this revolver, $1,461,000 letters of credit and $13,539,000 available for additional borrowings. The Company expects our fiscal year 2022 cash generation to cover the cost of our operations and our budgeted capital expenditures

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Six months
	Ended March 31,
	2022	2021
Total cash provided by (used for):
Operating activities	$380	2,286
Investing activities	8,008	1,280
Financing activities	(12,493)	(10,132)
Decrease in cash and cash equivalents	$(4,105)	(6,566)

Outstanding debt at the beginning of the period	—	—
Outstanding debt at the end of the period	—	—
17

Operating Activities - Net cash provided by operating activities (as set forth in the cash flow statement) was $380,000 for the six months ended March 31, 2022, compared to $2,286,000 in the same period last year. The total of net income plus depreciation and amortization and less gains on sales of property and equipment decreased $2,476,000 versus the same period last year. These changes are described above under "Comparative Results of Operations." These changes comprise the majority of the decrease in net cash provided by operating activities.

Investing Activities – Investing activities include the purchase of property and equipment, any business acquisitions and proceeds from sales of property and equipment upon retirement. For the six months ended March 31, 2022, cash provided by investing activities was $8,008,000 which included the proceeds from retirements net of the purchase of plant, property and equipment. For the six months ended March 31, 2021, cash provided by investing activities was $1,280,000 which included the proceeds from retirements net of the purchase of plant, property and equipment.

Financing Activities – Financing activities primarily include net changes to our outstanding revolving debt, proceeds from the sale of shares of common stock through employee equity incentive plans, and dividends. For the six months ended March 31, 2022, cash used in financing activities was $12,493,000 due to dividends paid offset by proceeds from exercised stock options. For the six months ended March 31, 2021, cash used in financing activities was $10,132,000 primarily due to dividends paid. We had no outstanding long-term debt on March 31, 2022 or March 31, 2021.

Credit Facilities - The Company has a five-year credit agreement with Wells Fargo Bank N.A. which provides a $15 million revolving line of credit with a $10 million sublimit for stand-by letters of credit. The amounts outstanding under the credit agreement bear interest at a rate of 1.1% over the Secured Overnight Financing Rate (“SOFR”), which may change quarterly based on the Company’s ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.12% per annum is payable quarterly on the unused portion of the commitment. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth. As of March 31, 2022, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $535,000 combined.

Cash Requirements - The Company currently expects its fiscal 2022 capital expenditures to be approximately $6.0 million for replacement equipment which we expect to be fully funded by our cash generated from our operations. The amount of capital expenditures through March 31, 2022 were $2,165,000.

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

Summary and Outlook. Since announcing the first significant pay increase back in April of 2021, our driver count has stabilized and we have been holding steady at +/- 355 revenue producing drivers.

During the first quarter of 2022 we announced additional driver pay increases in all of our markets, some of which went into effect during the 1st quarter with the majority effective February 4, 2022. Driver turnover has fallen to 72% through the first six months of this year versus 107% in the first six months of last year. We have also seen positive trends on active applications, which have doubled since January of this year, and the average number of drivers in training is up ~30-40% the past couple months.

In anticipation of the additional driver pay increases this fiscal year, we successfully negotiated additional rate increases with our customers, all of which are now in place. These additional rate increases will more than offset the additional driver pay increase. We are continuing to focus on diversifying our product mix by adding drivers in several markets over the past few months running new dry bulk lanes.

We continue to be creative in our approach to attracting, hiring and retaining drivers, including our recent entry into the Department of Labor Registered Apprenticeship program and working with several Federal departments on a path to quickly hiring veterans with truck driving experience as they are planning for their reentry into civilian life. We are hopeful strategies like these can give us a little extra advantage over our competition and allow us to incrementally add drivers to the fleet as we move forward.

Our balance sheet remained solid with $6.8 million of cash and cash equivalents as of March 31, 2022, with no outstanding debt. We replaced 10 tractors in the first half of this fiscal year with plans to buy an additional 20 replacement tractors and a handful of trailers putting our current planned capital expenditures at ~$6,000,000 for fiscal year 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the credit agreement. Under the Wells Fargo revolving credit line, the applicable spread for borrowings at March 31, 2022 was 1.1% over SOFR.

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

As of March 31, 2022, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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
21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT TRANSPORTATION HOLDING, INC.

Date: May 13, 2022	By	ROBERT E. SANDLIN
Robert E. Sandlin
President and Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Vice President, Chief Operating Officer,
Chief Financial Officer and Secretary
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller, Chief Accounting Officer and
Treasurer
(Principal Accounting Officer)

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

EXHIBIT INDEX

(31)(a)	Certification of Robert E. Sandlin
(31)(b)	Certification of Matthew C. McNulty
(31)(c)	Certification of John D. Klopfenstein

(32)	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

