Form 10-Q
period 2022-06-30
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2022-08-08
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	August 4, 2022
Common Stock	3,484,004
1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2022

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	September 30,
Assets	2022	2021
Current assets:
Cash and cash equivalents	$9,949	10,899
Accounts receivable (net of allowance for doubtful accounts of $66 and $86, respectively)	5,504	4,930
Inventory of parts and supplies	1,228	871
Prepaid tires on equipment	1,400	1,317
Prepaid taxes and licenses	111	448
Prepaid insurance	3,100	4,614
Prepaid expenses, other	202	299
Total current assets	21,494	23,378

Property and equipment, at cost	73,602	77,181
Less accumulated depreciation	53,968	54,497
Net property and equipment	19,634	22,684

Operating lease right-of-use assets	2,660	1,949
Goodwill	3,637	3,637
Intangible assets, net	606	756
Other assets, net	146	156
Total assets	$48,177	52,560

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,539	1,858
Federal and state taxes payable	1,675	263
Accrued payroll and benefits	2,878	2,939
Accrued insurance	1,198	1,105
Accrued liabilities, other	980	1,742
Operating lease liabilities, current portion	928	928
Total current liabilities	10,198	8,835

Operating lease liabilities, less current portion	1,928	1,131
Deferred income taxes	2,976	4,062
Accrued insurance	1,537	1,537
Other liabilities	862	879
Total liabilities	17,501	16,444
Commitments and contingencies	—	—
Shareholders’ Equity:
Preferred stock, 5,000,000 shares authorized, of which 250,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; None issued and outstanding	—	—
Common stock, $.10 par value; (25,000,000 shares authorized; 3,484,004 and 3,415,643 shares issued and outstanding, respectively)	348	342
Capital in excess of par value	39,906	39,257
Accumulated deficit	(9,660)	(3,572)
Accumulated other comprehensive income, net	82	89
Total shareholders’ equity	30,676	36,116
Total liabilities and shareholders’ equity	$48,177	52,560

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2022	2021	2022	2021

Operating revenues	$23,501	20,855	65,000	60,811

Cost of operations:
Compensation and benefits	9,774	9,200	27,820	26,938
Fuel expenses	3,965	2,568	9,843	7,130
Repairs & tires	1,502	1,316	4,163	4,033
Other operating	739	734	2,193	2,302
Insurance and losses	1,918	1,789	6,302	5,840
Depreciation expense	1,363	1,662	4,246	5,078
Rents, tags & utilities	651	653	2,032	2,052
Sales, general & administrative	2,328	2,284	6,945	6,561
Corporate expenses	511	426	1,613	1,516
Gain on sale of terminal sites	—	(183)	(8,330)	(1,614)
(Gain) loss on disposition of PP&E	(163)	(46)	(642)	153
Total cost of operations	22,588	20,403	56,185	59,989

Total operating profit	913	452	8,815	822

Interest income and other	13	1	17	4
Interest expense	(4)	(8)	(13)	(23)

Income before income taxes	922	445	8,819	803
Provision for income taxes	151	122	2,099	218

Net income	$771	323	$6,720	585

Unrealized investment losses, net	(4)	—	(7)	—

Comprehensive income	$767	323	$6,713	585

Earnings per common share:
Net income -
Basic	$0.22	0.09	1.95	0.17
Diluted	$0.22	0.09	1.85	0.17

Number of shares (in thousands) used in computing:
-basic earnings per common share	3,483	3,402	3,453	3,391
-diluted earnings per common share	3,504	3,420	3,628	3,401

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2022 AND 2021

(In thousands)

(Unaudited)

	Nine months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$6,720	585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,390	6,259
Non-cash gain of acquisition-related contingent consideration	—	(16)
Deferred income taxes	(1,086)	(1,483)
Gain on asset dispositions	(9,033)	(1,476)
Stock-based compensation	340	404
Net changes in operating assets and liabilities:
Accounts receivable	(574)	(303)
Inventory of parts and supplies	(357)	10
Prepaid expenses	1,865	1,000
Other assets	2	41
Accounts payable and accrued liabilities	(49)	(1,064)
Income taxes payable and receivable	1,412	425
Operating lease assets and liabilities, net	(638)	(820)
Long-term insurance liabilities and other long-term liabilities	(17)	(15)
Net cash provided by operating activities	3,975	3,547

Cash flows from investing activities:
Purchase of property and equipment	(2,859)	(739)
Proceeds from the sale of property, plant and equipment	10,427	2,529
Cash held in escrow	—	(581)
Net cash provided by investing activities	7,568	1,209

Cash flows from financing activities:
Dividends paid	(12,808)	(10,132)
Proceeds from exercised stock options	315	—
Net cash used in financing activities	(12,493)	(10,132)

Net decrease in cash and cash equivalents	(950)	(5,376)
Cash and cash equivalents at beginning of period	10,899	15,962
Cash and cash equivalents at end of the period	$9,949	10,586

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12	21
Income taxes	1,770	1,276
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	1,453	—

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED JUNE 30, 2022 AND 2021

(In thousands)

(Unaudited)

				(Accum.	Accumulated
			Capital in	Deficit)	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income, net	Equity

Balance as of October 1, 2020	3,377,279	$338	$38,670	$5,935	$105	$45,048

Stock-based compensation	—	—	185	—	—	185

Director grant	24,867	2	217	—	—	219
Cash dividends paid ($3.00 per share)	—	—	—	(10,132)	—	(10,132)
Net income	—	—	—	585	—	585

Balance as of June 30, 2021	3,402,146	$340	$39,072	$(3,612)	$105	$35,905

Balance as of October 1, 2021	3,415,643	$342	$39,257	$(3,572)	$89	$36,116

Stock-based compensation	—	—	160	—	—	160
Exercise of stock options	46,377	4	311	—	—	315
Director grant	21,984	2	178	—	—	180
Cash dividends paid ($3.75 per share)	—	—	—	(12,808)	—	(12,808)
Net income	—	—	—	6,720	—	6,720
Unrealized investment losses, net	—	—	—	—	(7)	(7)
Balance as of June 30, 2022	3,484,004	$348	$39,906	$(9,660)	$82	$30,676

Balance as of April 1, 2021	3,402,146	$340	$39,009	$(3,935)	$105	$35,519

Stock-based compensation	—	—	63	—	—	63

Net income	—	—	—	323	—	323

Balance as of June 30, 2021	3,402,146	$340	$39,072	$(3,612)	$105	$35,905

Balance as of April 1, 2022	3,480,920	$348	$39,831	$(10,431)	$86	$29,834

Stock-based compensation	—	—	51	—	—	51

Director grant	3,084	—	24	—	—	24

Net income	—	—	—	771	—	771
Unrealized investment losses, net	—	—	—	—	(4)	(4)
Balance as of June 30, 2022	3,484,004	$348	$39,906	$(9,660)	$82	$30,676

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

(1) Description of Business and Basis of Presentation.

Description of Business

Company’s Business. The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul; rather, we act as a third party carrier to deliver our customers’ products from point A to point B, using predominantly Company employees driving Company owned tractors and tank trailers. Approximately 85% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g., convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 15% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products, water and liquid chemicals. In June 2022, we employed 316 revenue-producing drivers who operated our fleet of 270 Company tractors (excluding 3 being placed in service), 32 owner operators and 410 trailers from our 17 terminals and 6 satellite locations in Florida, Georgia, Alabama, and Tennessee.

Basis of Presentation

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2022. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2021.

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

The consolidated statements of income reflect charges and/or allocation to FRP Holdings, Inc. for these services of $224,000 and $256,000 for the three months ended June 30, 2022 and 2021, and $700,000 and $947,000 for the nine months ended June 30, 2022 and 2021, respectively. These charges to FRP are reflected as a reduction to the Company’s corporate expenses.

We employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(4) Long-Term debt. The Company had no long-term debt outstanding at June 30, 2022 and September 30, 2021. On July 6, 2021, Patriot Transportation Holding, Inc. (the “Company”) entered into the 2021 Amended and Restated Credit Agreement (the “The Amended and Restated Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Amended and Restated Credit Agreement modifies the Company's prior Credit Agreement with Wells Fargo, dated January 30, 2015, as amended by that certain First Amendment dated December 28, 2018. The Amended and Restated Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $15 million, with a separate sublimit for standby letters of credit. The credit facility limit may be increased to $25 million upon request by the Company, subject to the lender's discretion and the satisfaction of certain conditions. The interest rate under the Amended and Restated Credit Agreement is 1.10% over the Secured Overnight Financing Rate (“SOFR”). A commitment fee of 0.12% per annum is payable quarterly on the unused portion of the commitment. The Amended and Restated Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants including a minimum tangible net worth of $25 million. As of June 30, 2022, we had no outstanding debt borrowed on this revolver, $1,461,000 in commitments under letters of credit and $13,539,000 available for additional borrowings. The letter of credit fee is 1% and the applicable interest rate for borrowings would have been 2.62% on June 30, 2022.

This credit agreement contains certain conditions, affirmative financial covenants and negative covenants including a minimum tangible net worth. The Company was in compliance with all of its loan covenants as of June 30, 2022. As of June 30, 2022, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $1,433,000 combined.

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

The following details the computations of the basic and diluted Earnings per common share (dollars and shares in thousands, except per share amounts):

	Three months ended		Nine months ended
	June 30,		June 30,
	2022	2021	2022	2021
Weighted average common shares outstanding during the period – shares used for basic earnings per common share	3,483	3,402	3,453	3,391

Common shares issuable under share based payment plans which are potentially dilutive	21	18	175	10

Common shares used for diluted earnings per common share	3,504	3,420	3,628	3,401

Net income	$771	323	6,720	585

Earnings per common share:
-basic	$0.22	0.09	1.95	0.17
-diluted	$0.22	0.09	1.85	0.17

For the three and nine months ended June 30, 2022, 529,213 and 27,082 shares attributable to outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended June 30, 2021, 424,908 and 500,950 shares attributable to outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

Post Spin-Off Patriot Incentive Stock Plan

As part of the spin-off transaction, the Board of Directors of the Company adopted the Patriot Transportation Holding, Inc. Incentive Stock Plan (“Patriot Plan”) in January, 2015. In exchange for all outstanding FRP options held on January 30, 2015, existing Company directors, officers and key employees holding option grants in the FRP Stock Option Plan(s) were issued new grants in the Patriot and FRP Plans based upon the relative value of Patriot and FRP immediately following the completion of the spin-off with the same remaining terms. All related compensation expense has been allocated to the Company (rather than FRP) and included in corporate expenses. The number of common shares available for future issuance in the Patriot Plan was 35,811 at June 30, 2022.

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

In December 2016, the Company approved and issued a long-term performance incentive to an officer in the form of stock appreciation rights. As adjusted for the extraordinary dividend the Company granted 257,009 stock appreciation rights. The adjusted market price of the grant was $8.66, and the executive will get a cash award at age 65 based upon the stock price at that date compared to the adjusted market price of $8.66 but in no event will the award be less than $500,000. The Company is expensing the fair value of the award over the 9.1 year vesting period to the officer’s attainment of age 65, with periodic adjustments to the liability estimate based upon changes in the assumptions used to calculate the liability. The accrued liability under this plan as of June 30, 2022 and 2021 was $394,000 and $365,000, respectively.

The Company recorded the following Stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended		Nine months ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock option grants	$51	63	160	185
Annual director stock award	24	—	180	219
	$75	63	340	404

A summary of Company stock options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at October 1, 2021	604,005	$10.80	6.5	$1,931
Forfeited	(67,975)	6.19		(112)
Exercised	(46,377)	6.81		(88)
Dividend Adjustment	288,099
Outstanding at June 30, 2022 (a)	777,752	$7.44	5.5	$1,731

Exercisable at June 30, 2022	534,529	$7.95	4.6	$1,314

Vested during nine months ended June 30, 2022	132,331			$251

(a)	The Company stock option intrinsic values were adjusted as of November 15, 2021, the date of the extraordinary dividend. Stock option activity, including the weighted average exercise price, was not retroactively adjusted.

The aggregate intrinsic value of exercisable Company options was $279,000 and the aggregate intrinsic value of all outstanding in-the-money options was $556,000 based on the Company’s market closing price of $7.44 on June 30, 2022 less exercise prices.

The realized tax benefit from option exercises during the nine months ended June 30, 2022 was $18,000. The unrecognized compensation expense of Patriot options granted as of June 30, 2022 was $407,000, which is expected to be recognized over a weighted-average period of 2.6 years.

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

At June 30, 2022 and September 30, 2021, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other financial instruments approximate their fair value based upon the short-term nature of these items.

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

(9) Concentrations.

Market: The Company primarily serves customers in the petroleum industry in the Southeastern U.S. Significant economic disruption or downturn in this geographic region or within the industry could have an adverse effect on our financial statements.

Customers: During the first nine months of fiscal 2022, the Company’s ten largest customers accounted for approximately 58.4% of our revenue and one of these customers accounted for 18.3% of our revenue. Accounts receivable from the ten largest customers was $3,350,000 and $2,843,000 at June 30, 2022 and September 30, 2021 respectively. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income.

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

Overview

The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customers’ products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 85% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g., convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 15% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products, water and liquid chemicals. In June 2022, we employed 316 revenue-producing drivers who operated our fleet of 270 Company tractors (excluding 3 being placed in service), 32 owner operators and 410 trailers from our 17 terminals and 6 satellite locations in Florida, Georgia, Alabama, and Tennessee. We experience increased seasonal demand in Florida in the spring and in most of our other locations during the summer months.

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

ITEM	Nine months 2022 vs. 2021
Operating Revenues	Up 6.9%
Revenue Miles	Down 12.1%
Revenue Per Mile	Up 21.7%
PAFR (incidents per 1M miles) goal of 2.0	1.61 vs. 1.68
Operating Ratio	86.4% vs. 98.6%
Driver Turnover Rate	77.0% vs. 100.4%
Avg. Driver Count incl. owner operators	Down 10.0%

Third Quarter Highlights

•	Operating revenue per mile was up $.86, or 24.2%, due to rate increases and an improved business mix.

Comparative Results of Operations for the Three Months ended June 30, 2022 and 2021

	Three months ended June 30
(dollars in thousands)	2022	%	2021	%

Revenue miles (in thousands)	5,334		5,869

Operating revenues	23,501	100.0%	20,855	100.0%

Cost of operations:
Compensation and benefits	9,774	41.6%	9,200	44.1%
Fuel expenses	3,965	16.9%	2,568	12.3%
Repairs & tires	1,502	6.4%	1,316	6.3%
Other operating	739	3.1%	734	3.5%
Insurance and losses	1,918	8.1%	1,789	8.6%
Depreciation expense	1,363	5.8%	1,662	8.0%
Rents, tags & utilities	651	2.8%	653	3.1%
Sales, general & administrative	2,328	9.9%	2,284	11.0%
Corporate expenses	511	2.2%	426	2.0%
Gain on sale of terminal sites	—	0.0%	(183)	-0.9%
Gain on disposition of PP&E	(163)	-0.7%	(46)	-0.2%
Total cost of operations	22,588	96.1%	20,403	97.8%

Total operating profit	$913	3.9%	452	2.2%

The Company reported net income of $771,000, or $.22 per share for the quarter ended June 30, 2022, compared to $323,000, or $.09 per share, in the same quarter last year. Net income in the prior year third quarter included $133,000, or $.04 per share, from gains on real estate sales net of income taxes.

Revenue miles were down 535,000, or 9%, over the same quarter last year due to a lower average driver count resulting primarily from the closure of our Nashville location and turnover (down ~25 drivers from the 3rd quarter of last year). Operating revenues for the quarter were $23,501,000, up $2,646,000 from the same quarter last year due to rate increases, higher fuel surcharges and an improved business mix. Operating revenue per mile was up $.86, or 24.2%.

Compensation and benefits increased $574,000, mainly due to the recent increases in driver compensation mostly offset by a lower driver count and non-driver personnel reductions. Gross fuel expense increased $1,397,000 due to higher diesel prices. Insurance and losses increased $129,000, primarily due to the negative development of a fiscal year 2020 auto liability claim. Depreciation expense was down $299,000 in the quarter. Gain on the sale of assets was $163,000 versus $46,000 in the same quarter last year.

As a result, operating profit this quarter was $913,000 compared to $452,000 in the same quarter last year. Excluding the gain on sale of land, the adjusted operating profit was $269,000 in last year’s third quarter.

Comparative Results of Operations for the Nine Months ended June 30, 2022 and 2021

	Nine months ended June 30
(dollars in thousands)	2022	%	2021	%

Revenue miles (in thousands)	16,105		18,312

Operating revenues	65,000	100.0%	60,811	100.0%

Cost of operations:
Compensation and benefits	27,820	42.8%	26,938	44.3%
Fuel expenses	9,843	15.1%	7,130	11.7%
Repairs & tires	4,163	6.4%	4,033	6.6%
Other operating	2,193	3.4%	2,302	3.8%
Insurance and losses	6,302	9.7%	5,840	9.6%
Depreciation expense	4,246	6.5%	5,078	8.3%
Rents, tags & utilities	2,032	3.1%	2,052	3.4%
Sales, general & administrative	6,945	10.7%	6,561	10.8%
Corporate expenses	1,613	2.5%	1,516	2.5%
Gain on sale of terminal sites	(8,330)	-12.8%	(1,614)	-2.7%
Loss (gain) on disposition of PP&E	(642)	-1.0%	153	0.3%
Total cost of operations	56,185	86.4%	59,989	98.6%

Total operating profit	$8,815	13.6%	822	1.4%

The Company reported net income of $6,720,000, or $1.85 per share, compared to $585,000, or $.17 per share, in the same period last year. The first nine months’ net income included $6,281,000, or $1.73 per share, from gains on real estate sales net of income taxes. Net income in the prior year nine months included $1,170,000, or $.34 per share, from gains on real estate sales net of income taxes.

Revenue miles were down 2,207,000, or 12%, over the same period last year due to a lower average driver count (down ~49 drivers from the first nine months of last year). Operating revenues for the period were $65,000,000, up $4,189,000 from the same period last year. Operating revenue per mile was up $.72, or 21.7% due to rate increases, higher fuel surcharges and an improved business mix.

Compensation and benefits increased $882,000, mainly due to the increased driver compensation package offset by a lower driver count and non-driver personnel reductions. Gross fuel expense increased $2,713,000 as a result of higher diesel prices. Insurance and losses increased $462,000, primarily as a result of a maximum limit COVID claim ($372,500) and the negative workers’ compensation adjustment from a prior year claim ($380,000). Depreciation expense was down $832,000 in the period. SG&A expense was higher by $384,000 mainly due to a one-time transaction bonus following the sale of the Tampa property for certain members of the management team ($312,000 in SG&A and $82,000 in Corporate for a total of $394,000) and higher legal fees. Gain on the sale of land was $8,330,000 due to the sale of our former terminal location in Tampa, FL compared to $1,614,000 in the same period last year due to the sale of our former terminal location in Pensacola, FL and the sale and partial leaseback of our terminal in Chattanooga, TN. Gain on the sale of assets was $642,000 versus a loss of ($153,000) in the same period last year.

As a result, operating profit this period was $8,815,000 compared to $822,000 in the same period last year. Operating ratio was 86.4 in the first nine months versus 98.6 the same period last year. Excluding the gain on sale of terminal sites and the one-time transaction bonus, adjusted operating profit for the first nine months was $879,000 as compared to an adjusted operating loss of ($792,000) in the same period last year. The COVID medical claim and the prior year workers’ compensation claim resulted in a total charge of $752,500 in the first nine months of fiscal 2022.

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

Adjusted Operating Profit

Adjusted operating profit excludes the impact of the gain on sale of terminal sites and the one-time transaction bonus related to the sale. Adjusted operating profit is presented to provide additional perspective on underlying trends in Patriot’s core operating results. A reconciliation between operating profit and adjusted operating profit is as follows:

	Three months ended		Nine months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating profit	$913	452	8,815	822
Adjustments:
Gain on sale of terminal sites	—	(183)	(8,330)	(1,614)
One-time transaction bonus	—	—	394	—
Adjusted operating profit (loss)	$913	269	879	(792)

Liquidity and Capital Resources. The Company maintains its operating accounts with Wells Fargo Bank, N.A. and these accounts directly sweep overnight against the Wells Fargo revolver. As of June 30, 2022, we had no debt outstanding on this revolver, $1,461,000 letters of credit and $13,539,000 available for additional borrowings. The Company expects our fiscal year 2022 cash generation to cover the cost of our operations and our budgeted capital expenditures

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Nine months
	Ended June 30,
	2022	2021
Total cash provided by (used for):
Operating activities	$3,975	3,547
Investing activities	7,568	1,209
Financing activities	(12,493)	(10,132)
Decrease in cash and cash equivalents	$(950)	(5,376)

Outstanding debt at the beginning of the period	—	—
Outstanding debt at the end of the period	—	—
17

Operating Activities - Net cash provided by operating activities (as set forth in the cash flow statement) was $3,975,000 for the nine months ended June 30, 2022, compared to $3,547,000 in the same period last year. The total of net income plus depreciation and amortization and less gains on sales of property and equipment decreased $2,291,000 versus the same period last year. These changes are described above under "Comparative Results of Operations." Fluctuations in prepaid expenses, accounts payable, and income taxes payable added $2,867,000 in cash provided by operating activities. These changes comprise the majority of the increase in net cash provided by operating activities.

Investing Activities – Investing activities include the purchase of property and equipment, any business acquisitions and proceeds from sales of property and equipment upon retirement. For the nine months ended June 30, 2022, cash provided by investing activities was $7,568,000 which included the proceeds from retirements net of the purchase of plant, property and equipment. For the nine months ended June 30, 2021, cash provided by investing activities was $1,209,000 which included the proceeds from retirements net of the purchase of plant, property and equipment.

Financing Activities – Financing activities primarily include net changes to our outstanding revolving debt, proceeds from the sale of shares of common stock through employee equity incentive plans, and dividends. For the nine months ended June 30, 2022, cash used in financing activities was $12,493,000 due to dividends paid offset by proceeds from exercised stock options. For the nine months ended June 30, 2021, cash used in financing activities was $10,132,000 primarily due to dividends paid. We had no outstanding long-term debt on June 30, 2022 or 2021.

Credit Facilities - The Company has a five-year credit agreement with Wells Fargo Bank N.A. which provides a $15 million revolving line of credit with a $10 million sublimit for stand-by letters of credit. The amounts outstanding under the credit agreement bear interest at a rate of 1.1% over the Secured Overnight Financing Rate (“SOFR”), which may change quarterly based on the Company’s ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.12% per annum is payable quarterly on the unused portion of the commitment. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth. As of June 30, 2022, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $1,433,000 combined.

Cash Requirements - The Company currently expects its fiscal 2022 capital expenditures to be approximately $6.0 million for replacement equipment which we expect to be fully funded by our cash generated from our operations. The amount of capital expenditures through June 30, 2022 were $2,859,000.

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

Summary and Outlook. Since announcing the first significant pay increase back in April of 2021,

our driver count has stabilized and we have been holding steady at +/- 355 revenue producing drivers. During the first quarter of 2022 we announced additional driver pay increases in all of our markets, with the majority effective February 4, 2022. Driver turnover has fallen to 77% through the first nine months of this year versus 100% in last fiscal year. We continue to see steady activity on driver applications and the average number of drivers in training. In July, we announced additional driver pay increases effective August 5, 2022 in about half of our markets. These increases require drivers to meet certain criteria each month in order to qualify, including minimum average log hours worked and zero unexcused absences to help drive productivity.

We continue to successfully negotiate additional rate increases with our customers as we adjust driver pay. These additional rate increases will fully offset the additional driver pay. We continue to focus on diversifying our product mix with more water and dry bulk drivers.

Our balance sheet remained stable with $9.9 million of cash and cash equivalents as of June 30, 2022, with no outstanding debt. We replaced 10 tractors in the first half of this fiscal year with plans to buy an additional 20 replacement tractors and a handful of trailers in Q4 putting our current planned capital expenditures at ~$6,000,000 for fiscal year 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the credit agreement. Under the Wells Fargo revolving credit line, the applicable spread for borrowings at June 30, 2022 was 1.1% over SOFR.

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

As of June 30, 2022, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

PATRIOT TRANSPORTATION HOLDING, INC.

Date: August 8, 2022	By	ROBERT E. SANDLIN
Robert E. Sandlin
President and Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Vice President, Chief Operating Officer,
Chief Financial Officer and Secretary
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller, Chief Accounting Officer and
Treasurer
(Principal Accounting Officer)

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

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
23