Form 10-K
period 2022-09-30
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2022-12-09
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2022

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant’s stock outstanding as of December 8, 2022 was 3,501,289. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of March 31, 2022, the last day of business of our most recently completed second fiscal quarter, was $20,463,894.

+ Solely for purposes of this calculation, the registrant has assumed that all directors, officers and ten percent (10%) shareholders of the Company are affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Patriot Transportation Holding, Inc. 2022 Annual Report to Shareholders are incorporated by reference in Parts I and II.

Portions of the Patriot Transportation Holding, Inc. Proxy Statement which will be filed with the Securities and Exchange Commission not later than December 31, 2022 are incorporated by reference in Part III.

2

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2022

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

PART I

Item 1. BUSINESS.

Our Business. Our business, conducted through our wholly owned subsidiary Florida Rock & Tank Lines, Inc., consists of hauling petroleum related products, dry bulk commodities and liquids. We are one of the largest regional tank truck carriers in North America. We operate terminals in Florida, Georgia, Alabama, and Tennessee. We do not own any of the products we haul; rather, we act as a third-party carrier to deliver our customers’ products from point A to point B, using predominately Company employees and Company-owned tractors and tank trailers. Approximately 85% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 15% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products, water and liquid chemicals. As of September 30, 2022, we employed 312 revenue-producing drivers who operated our fleet of 265 Company tractors, 36 owner operators and 415 trailers from our 17 terminals and 6 satellite locations.

Tractors and Trailers. During fiscal 2022, the Company replaced 26 tractors and 5 trailers. Our fiscal 2023 capital budget includes 73 new tractors, of which 29 are replacing lease units. We believe maintaining a modern fleet will result in reduced maintenance expenses, improved operating efficiencies and enhanced driver recruitment and retention. At September 30, 2022 the Company operated a fleet of 265 tractors, and 415 tank trailers. The Company owns all of the tank trailers and tractors used to conduct our business, except for 36 tractors owned by owner-operators and 29 full-service leased 2019 model year tractors.

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

Customers. Approximately 85% of our business consists of hauling petroleum related products. Our petroleum clients include major convenience store and hypermarket accounts, fuel wholesalers and major oil companies. We strive to build long-term relationships with major customers by providing outstanding customer service. During fiscal 2022, the Company’s ten largest customers accounted for approximately 58.7% of revenue. One of these customers accounted for 18.3% of revenue. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income. Our top 10 accounts have been customers for at least 10 years.

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

Employees. As of September 30, 2022, the Company employed 475 people.

Financial Information. Financial information about the company is presented in the financial statements included in the accompanying 2022 Annual Report to Shareholders and such information is incorporated herein by reference.

Company Website. The Company’s website may be accessed at www.patriottrans.com. All of our filings with the Securities and Exchange Commission can be accessed through our website promptly after filing. This includes annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports filed or furnished on Form 8-K and all related amendments. These filings are accessible on the SEC’s website at www.sec.gov.

Item 1A. RISK FACTORS.

Our future results may be affected by a number of factors over which we have little or no control. The following issues, uncertainties, and risks, among others, should be considered in evaluating our business and outlook. Also, note that additional risks not currently identified or known to us could also negatively impact our business or financial results.

Strategic Risks

Our operations and financial results are subject to the demand for hauling petroleum products in our markets, which is determined by factors outside our control.

We derive approximately 85% of our revenues from the hauling of petroleum products, including gasoline, diesel fuel and ethanol. The demand for these services is determined by motor fuel consumption in our markets, which is affected by gasoline prices, general economic conditions, employment levels, remote work, consumer confidence and spending patterns. Gasoline prices can be highly volatile and are impacted by factors outside of our control (including production decisions made by oil producing nations).

Developments related to climate change, fuel efficiency, vehicle manufacturing and increased acceptance of electric vehicles are expected to reduce demand for petroleum products.

Increasing concern regarding the impacts of climate change resulting from greenhouse gas emissions has resulted in proposed regulations to improve fuel efficiency and legislation such as the Inflation Reduction Act that create incentives for the purchase of electric vehicles, as well as legislative proposals such as carbon taxes and cap and trade programs. Many major automobile manufacturers have plans to increase production of electric vehicles over time. These factors, together with increasing social consciousness about climate change and consumer acceptance of electric vehicles, could reduce demand for petroleum products over time.

Human Capital Risks

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

Operational Risks

Our business may continue to be adversely affected by the ongoing coronavirus pandemic and other health outbreaks.

The outbreak of the novel coronavirus (“SARS-CoV-2” or “COVID-19”) has evolved into a global pandemic. The coronavirus has spread to many regions of the world, including the areas of the United States where we operate.

Our business relies heavily on the demand for petroleum products. The spread of the coronavirus had a material economic effect on our business due to government-imposed restrictions on travel and shelter-in-place orders, increased teleworking and a reduction in business travel and tourism. Should we experience another COVID-19-like virus outbreak in the future with similar restrictions, etc. we would anticipate a similar impact on our business.

We may be adversely affected by fluctuations in the price and availability of fuel.

We require large amounts of diesel fuel to operate our tractors. In 2020, 2021 and 2022, cost of fuel (including fuel taxes) represented approximately 11.6%, 11.9%, and 15.1%, respectively, of our total revenue. The market price for fuel can be extremely volatile and can be affected by a number of economic and political factors. In addition, changes in federal or state regulations can impact the price of fuel, as well as increase the amount we pay in fuel taxes.

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

As a motor carrier, we are subject to regulation by the Federal Motor Carrier Safety Administration (“FMCSA”) and DOT, and by various federal and state agencies. These regulatory authorities exercise broad powers governing various aspects such as operating authority, safety, hours of service, hazardous materials transportation, financial reporting and acquisitions. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment, product-handling requirements and drug testing of drivers. In 2019, Florida Rock & Tank Lines, Inc. underwent a compliance review by the FMCSA in which we retained our satisfactory DOT safety rating. Any downgrade in our DOT safety rating (as a result of new regulations or otherwise) could adversely affect our business.

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

As of September 30, 2022, two of our directors, John D Baker II and Thompson S. Baker II, beneficially own, collectively, approximately 24.31% of the outstanding shares of our common stock (54.85% of such shares are held in trusts under which voting power is shared with family members) and certain of their family members who (i) report their beneficial ownership on Schedule 13D or Schedule 13G, or (ii) are members of their immediate families beneficially own an additional 12.72%. As a result, these individuals effectively may have the ability to direct the election of all members of our board of directors and to exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving us, our acquisition or disposition of assets, our borrowing of monies, our issuance of any additional securities, our repurchase of common stock and our payment of dividends.

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
14

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

As of September 30, 2022, our terminals and satellite locations were located in the following cities:

State	City	Terminal or Satellite Location	Owned/Leased

Alabama	Mobile	Satellite	Leased
Alabama	Montgomery	Terminal	Leased
Florida	Cape Canaveral	Satellite	Leased
Florida	Ft. Lauderdale	Terminal	Leased
Florida	Freeport	Satellite	Leased
Florida	Jacksonville	Terminal	Owned
Florida	Newberry	Satellite	Leased
Florida	Orlando	Terminal	Leased
Florida	Panama City	Terminal	Owned
Florida	Pensacola	Terminal	Owned
Florida	Tampa	Terminal	Leased
Florida	White Springs	Terminal	Owned
Georgia	Albany	Terminal	Owned
Georgia	Athens	Satellite	Leased
Georgia	Augusta	Terminal	Owned
Georgia	Bainbridge	Terminal	Owned
Georgia	Columbus	Terminal	Owned
Georgia	Doraville	Terminal	Owned
Georgia	Macon	Terminal	Owned
Georgia	Rome	Satellite	Leased
Georgia	Savannah	Terminal	Leased
Tennessee	Chattanooga	Terminal	Leased
Tennessee	Knoxville	Terminal	Owned
15

Item 3. LEGAL PROCEEDINGS.

Note 11 to the Consolidated Financial Statements included in the accompanying 2022 Annual Report to Shareholders is incorporated herein by reference.

Item 4. MINE SAFETY DISCLOSURES.

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There were approximately 333 holders of record of Patriot Transportation Holding, Inc. common stock, $.10 par value, as of September 30, 2022. The Company's common stock is traded on the Nasdaq Stock Market (Symbol PATI).

Price Range of Common Stock. Information concerning stock prices is included under the caption "Quarterly Results" on page 5 of the Company's 2022 Annual Report to Shareholders, and such information is incorporated herein by reference.

Dividends. On December 4, 2019, the Company’s Board of Directors declared a special cash dividend of $3.00 per share on the Company’s outstanding common stock. This special dividend was paid on January 30, 2020, to shareholders of record at the close of business on January 15, 2020. The Board of Directors also declared a quarterly dividend of $0.15 per share, paid on January 30, 2020, to shareholders of record on January 15, 2020. On December 4, 2020, the Company’s Board of Directors declared a special cash dividend of $3.00 per share on the Company’s outstanding common stock. This special dividend was paid on December 30, 2020, to shareholders of record at the close of business on December 17, 2020. On October 25, 2021, the Company’s Board of Directors declared a special cash dividend of $3.75 per share on the Company’s outstanding common stock. This special dividend was paid on November 15, 2021, to shareholders of record at the close of business on November 8, 2021. Information concerning restrictions on the payment of cash dividends is included in Note 3 to the consolidated financial statements included in the accompanying 2022 Annual Report to Shareholders and such information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K and such information is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. Share repurchase activity during the three months ended September 30, 2022 was as follows:

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
17

Total	—	$—	—

(1) On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise. To date, the Company has not repurchased any common stock of the Company.

Item 6. SELECTED FINANCIAL DATA.

Information required in response to this Item 6 is included under the caption "Five Year Summary" on page 5 of the Company's 2022 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Information required in response to Item 7 is included under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operation" on pages 6 through 10 of the Company’s 2022 Annual Report to Shareholders and such information is incorporated herein by reference.

Item 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. We are exposed to the impact of interest rate changes through our variable-rate borrowings under the Credit Agreement. Under the Wells Fargo revolving credit line, the applicable margin for borrowings at September 30, 2022 was 1.1% over SOFR.

The Company did not have any variable or fixed rate debt outstanding at September 30, 2022, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

Commodity Price Risk. The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a significant portion of fuel price increases from our customers in the form of fuel surcharges. The typical fuel surcharge table provides some margin contribution at higher diesel fuel prices but also results in some margin erosion at lower diesel fuel prices. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In fiscal 2022 and 2021, a significant portion of fuel costs was recovered through rate and fuel surcharges.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required in response to this Item 8 is included under the caption "Quarterly Results" on page 5 and on pages 11 through 23 of the Company's 2022 Annual Report to Shareholders. Such information is incorporated herein by reference.

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

Management’s Annual Report On Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of September 30, 2022.

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

Change In Internal Control Over Financial Reporting. During the fourth quarter of 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
19

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding the Company’s executive officers and directors (including the disclosure regarding audit committee financial experts), required in response to this Item 10, is included under the captions "Board of Directors and Corporate Governance- Our Board of Directors," "Board of Directors and Corporate Governance- Board Leadership," "Board of Directors and Corporate Governance- Board Committees," "Board of Directors and Corporate Governance- Business Conduct Policies,” “Securities Ownership- Section 16(a) Beneficial Ownership Reporting Compliance,” and "Compensation Discussion and Analysis" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2022.

The Company has adopted a Financial Code of Ethical Conduct applicable to its principal executive officers, principal financial officers and principal accounting officers. A copy of this Financial Code of Ethical Conduct is filed as Exhibit 14 to this Form 10-K. The Financial Code of Ethical Conduct is available on our web site at www.patriottrans.com under the heading Corporate Governance.

Item 11. EXECUTIVE COMPENSATION.

Information required in response to this Item 11 is included under the captions "Board of Directors and Corporate Governance- Board Committees- Compensation Committee," "Non-Employee Director Compensation," "Compensation Discussion and Analysis" and "Executive Compensation" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2022.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required in response to this Item 12 is included under the captions "Securities Ownership" in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2022.

Equity Compensation Plan Information

Number of
Securities
Remaining
Available
	Number of		for future
	Securities	Weighted	Issuance
	to be	Average	under equity
	issued upon	exercise	Compensation
	exercise of	price of	Plans
	Outstanding	outstanding	(excluding
	options,	options,	Securities
	Warrants	warrants	reflected in
	and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation
plans approved by
security holders	777,752	$7.44	35,811

Equity compensation
plans not approved
by security holders	0	0	0

Total	777,752	$7.44	35,811

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required in response to this Item 13 is included under the caption “Related Party Transactions" and “Board of Directors and Corporate Governance- Director Independence " in the Company's Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2022.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our independent registered accounting firm is Hancock Askew & Co., LLP, Jacksonville, Florida, Firm 794. Information required in response to this Item 14 is included under the captions “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement and such information is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than December 31, 2022.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE.

(a) (1) and (2) Financial Statements and Financial Statement Schedule.

The response to this item is submitted as a separate section. See Index to Financial Statements and Financial Statement Schedule on page 25 of this Form 10-K.

(3) Exhibits.

The response to this item is submitted as a separate section. See Exhibit Index on pages 24 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patriot Transportation Holding, Inc.

Date: December 9, 2022	By	ROBERT E. SANDLIN
Robert E. Sandlin
President and Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Vice President, Chief Operating Officer, Chief
Financial Officer and Secretary
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller, Chief Accounting Officer and
Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 9, 2022.

ROBERT E. SANDLIN	THOMPSON S. BAKER II
Robert E. Sandlin	Thompson S. Baker II
President and Executive Officer	Chairman of the Board
(Principal Executive Officer)	Director

MATTHEW C. MCNULTY	LUKE E. FICHTHORN III
Matthew C. McNulty	Luke E. Fichthorn III
Vice President, Chief Operating Officer,	Director
Chief Financial Officer and Secretary
(Principal Financial Officer

JOHN D. KLOPFENSTEIN	CHARLES D. HYMAN
John D. Klopfenstein	Charles. D. Hyman
Controller, Chief Accounting Officer	Director
and Treasurer (Principal Accounting Officer)

JOHN E. ANDERSON	ERIC K. MANN
John E. Anderson	Eric. K. Mann
Director	Director

JOHN D. BAKER II
John D. Baker II
Director

        PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2022

EXHIBIT INDEX

[Item 14(a)(3)]

(2.1)	Separation and Distribution Agreement, dated as of January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to Form 8-K filed February 2, 2015).

(3.1)	Patriot Transportation Holding, Inc. Amended and Restated Articles of Incorporation (incorporated by reference to Form 10-Q filed May 15, 2015).

(3.2)	Patriot Transportation Holding, Inc. Amended and Restated Bylaws (incorporated by reference to Form 10-Q filed May 15, 2015).

(10.1)	Amended and Restated Credit Amendment, dated and effective July 6, 2021, between Patriot Transportation Holding, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 10-K filed December 12, 2021).

(10.2)	Tax Matters Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to Form 8-K filed February 2, 2015).

(10.3)	Transition Services Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to Form 8-K filed February 2, 2015).

(10.4)	Employee Matters Agreement, dated as of January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to Form 8-K filed February 2, 2015).

(10.5)	2014 Equity Incentive Plan for Patriot Transportation Holding, Inc. (incorporated by reference to Form 10-Q filed May 15, 2015).

(10.6)	Management Incentive Compensation Plan (incorporated by reference to Form 10-Q filed May 15, 2015).

(14)	Financial Code of Ethical Conduct between the Company, Chief Executive Officers, and Financial Managers (incorporated by reference to Form 8-K filed February 2, 2015).

(21)	Subsidiaries of Registrant at September 30, 2022: Florida Rock & Tank Lines, Inc. (a Florida corporation); Patriot Transportation of Florida, Inc. (a Florida corporation).

(23)(a)	Consent of Hancock Askew & Co., Inc., Independent Registered Public Accounting Firm, appears on page 26 of this Form 10-K.

(31)(a)	Certification of Robert E. Sandlin.
(31)(b)	Certification of Matthew C. McNulty.
(31)(c)	Certification of John D. Klopfenstein.
(32)	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

PATRIOT TRANSPORTATION HOLDING, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

(Item 15(a) (1) and 2))

Page
Consolidated Financial Statements:
Consolidated Balance Sheets at September 30, 2022 and 2021	43

For the years ended September 30, 2022, 2021 and 2020:
Consolidated Statements of Income	42
Consolidated Statements of Comprehensive Income	42
Consolidated Statements of Cash Flows	44
Consolidated Statements of Shareholders' Equity	45

Notes to Consolidated Financial Statements	46-58

Report of Independent Registered Public Accounting Firm	60

Selected quarterly financial data (unaudited)	32

Consent of Independent Registered Public Accounting Firm	26

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	26

Consolidated Financial Statement Schedule:

II - Valuation and qualifying accounts	27

All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements.

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Patriot Transportation Holding, Inc.

Jacksonville, Florida

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-201791, 333-201792, 333-231421, 333-238294, 333-252886 and 333-262651) of Patriot Transportation Holding, Inc. of our report dated December 9, 2022 relating to the consolidated financial statements which appear in the Annual Report to Shareholders incorporated by reference herein. We also consent to the incorporation by reference of our report dated December 9, 2022, relating to the financial statement schedule, which appears in this Form 10-K.

Respectfully submitted,

Hancock Askew & Co., LLP

Jacksonville, Florida

December 9, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

The Shareholders and Board of Directors

Patriot Transportation Holding, Inc.

Our audit of the consolidated financial statements referred to in our report dated December 9, 2022, appearing in the 2022 Annual Report to Shareholders of Patriot Transportation Holding, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audit. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Hancock Askew & Co., LLP

Jacksonville, Florida

December 9, 2022

PATRIOT TRANSPORTATION HOLDING, INC.

SCHEDULE II (CONSOLIDATED) - VALUATION

AND QUALIFYING ACCOUNTS

YEARS ENDED SEPTEMBER 30, 2022, 2021 AND 2020

			ADDITIONS	ADDITIONS
	BALANCE		CHARGED TO	CHARGED TO			BALANCE
	AT BEGIN.		COST AND	OTHER			AT END
	OF YEAR		EXPENSES	ACCOUNTS	DEDUCTIONS		OF YEAR

Year Ended
September 30, 2022:

Allowance for
doubtful accounts	$85,542		$(3,558)	$—	$14,145	(a)	$67,839
Accrued risk
Insurance:
Tanklines	$607,117	(b)	$2,480,320	$—	$1,802,105		$1,285,332
Accrued health
Insurance	581,118		2,465,781	—	2,496,758		550,141
Totals -
Insurance	$1,188,235		$4,946,101	$—	$4,298,863	(c)	$1,835,473

Year Ended
September 30, 2021:

Allowance for
doubtful accounts	$87,174		$14,080	$—	$15,712	(a)	$85,542
Accrued risk
Insurance:
Tanklines	$1,316,459	(b)	$1,277,790	$—	$1,987,132		$607,117
Accrued health
Insurance	592,707		2,521,874	—	2,533,463		581,118
Totals -
Insurance	$1,909,166		$3,799,664	$—	$4,520,595	(c)	$1,188,235

Year Ended
September 30, 2020:

Allowance for
doubtful accounts	$133,413		$(10,538)	$—	$35,701	(a)	$87,174
Accrued risk
Insurance:
Tanklines	$455,404	(b)	$1,639,593	$—	$778,538		$1,316,459
Accrued health
Insurance	619,604		3,584,413	—	3,611,310		592,707
Totals -
Insurance	$1,075,008		$5,224,006	$—	$4,389,848	(c)	$1,909,166

(a) Accounts written off less recoveries

(b) Prepaid Insurance Claims

(c) Payments

Annual Report 2022

CONSOLIDATED FINANCIAL HIGHLIGHTS

Years ended September 30

(Amounts in thousands except per share amounts)

	2022	2021	% Change

Revenues	$87,882	81,268	8.1
Operating profit	$9,299	880	956.7
Income before income taxes	$9,343	858	988.9
Net income	$7,190	625	1050.4
Per common share:
Basic	$2.08	.18	1055.6
Diluted	$1.98	.18	1000.0

Total Assets	$47,566	52,560	(9.5)
Total Debt	$—	—	—
Shareholders' Equity	$31,187	36,116	(13.6)
Common Shares Outstanding	3,484	3,416	2.0
Book Value Per Common Share	$8.95	10.58	(15.4)

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

To Our Shareholders:

Fiscal year 2022 was a year of much improvement. We increased our revenue per mile, reduced our turnover rate and turned a profit after excluding the gain from the Tampa land sale. Following the closing of the Tampa sale, the Board declared a special dividend of $3.75 per share bringing the total dividends paid to shareholders since January 2020 to $9.90 per share for a total return of $33.5 million.

On the operating side of the business, we found stability due mainly to our ability to continue to raise driver pay following a series of customer rate increases. Recall, in the spring of 2021 we saw a marked change in the vast majority of our customer base as it related to rates and desires to put service and driver capacity at the top of the priority list. In the past several fiscal years we had seen a steady trend whereby our average driver count was declining by approximately 50-75 drivers per year. However, in fiscal year 2022 our driver count remained relatively flat at ~350 drivers throughout the year mainly as a result of reduced turnover. Late in the fiscal year we announced additional pay increases in several key markets. We anticipate announcing pay increases in the remaining markets early in 2023 and at that point our driver pay across the company will be up 25-35% depending on the market.

Our operating profit in FY 2022, excluding the Tampa land gain and transaction bonus, was $2,048,000. This year included four major insurance events which, when combined, totaled over $1,200,000 in expense for the fiscal year. While we are always susceptible to auto accidents, worker’s compensation claims and high dollar medical cases, it is very unusual to have just four incidents create that large of an impact in a fiscal year. Despite being down approximately 2.5 million miles YOY, operating revenues were up $6.6 million due to higher fuel surcharges and rate increases. Revenue excluding fuel surcharge was up $.24 per mile over fiscal 2021.

With oil prices rising early in 2022 the cost of diesel was high for the second half of the year but that cost was offset by fuel surcharges. Repairs and Tires were up considerably this year for several reasons. On the tire side, we have seen inflation drive prices up 16% on a year over year basis. Similarly, we have seen inflation hit both on repair parts as well as maintenance wages. With the downsizing of the fleet over the past few years, we weren’t buying new tractors in FY 2021. We ordered 30 replacement tractors in FY 2022 but, due to supply side issues, they were mostly delayed on delivery until the second half of the year. As a result, we were operating lots of older equipment which drives maintenance expense higher. The good news, we have ordered 69 additional replacement tractors to be delivered in FY 2023 which will result in 99 new tractors in the fleet by October, 2023. This should start to drive down per mile maintenance expense as we get into the second half of FY 2023. Insurance expense was up nearly $1 million mostly due to the four incidents mentioned above.

Our business mix has hovered the past two years around 85% petroleum and 15% other products. Our goal is to grow the other business products as a percentage by adding additional revenue in those categories and maintaining our petroleum business. We grew our water revenue by over 50% year over year and hope to see that trend continue as the customer expands its capacity. In fiscal 2022, we started to focus on adding dry bulk business into locations that had historically been 100% petroleum locations. We will continue to do that in 2023 as we would like to grow the dry bulk business across our footprint.

The auto liability insurance market has settled down somewhat and we were able to secure a mid-single digit increase on our primary layer but saw mid-teen increases on our excess layers. While expensive, we are able to absorb that through rate increases.

Our recent technology investments continue to pay dividends. The SmartDrive on-board camera system installed near the end of 2020 has already paid for itself and then some. We had several incidents to date where the video exonerated us in accidents where the at fault party likely would have, or actually did, claim our driver was at fault, saving us cost of defense and potential settlement money. The camera system is also helping us improve driving habits across the network with the driving score and live video coaching platform. We plan to implement a new automated dispatch module in FY 2023 with a target completion date of October 1. This technology should bring significant efficiencies to our operations and customers. We believe technology is critical to our future success as it provides significant benefits to our drivers, employees and customers.

We are very proud to say that the company beat our preventable accident frequency target for the 4th straight year in a row. The standard we set is high and the fact that we have beaten our target four years in a row is a testament to our “safety first” approach company wide. We look forward to giving away a brand-new Chevy Silverado pickup truck again this year to one of our safe drivers.

In summary, we certainly had some challenges in fiscal 2022 but with the positives around customer partnerships, rates and driver retention we look forward to a successful fiscal 2023. Our balance sheet remains strong with over $8.3 million in cash and no debt. Our plan is to spend approximately $12M on capex during the fiscal year using zero financing with plenty of cash remaining on the balance sheet at year end. As always, we do not take your investment in our Company lightly and we want to thank you for your continued interest and support.

Respectfully,

Robert E. Sandlin

President and Chief Executive Officer

Thompson S. Baker II

Chairman

Matthew C. McNulty

Vice President, Chief Financial Officer and Chief Operating Officer

OUR BUSINESS

Our business consists of hauling petroleum related products, dry bulk commodities and liquid chemicals. We are one of the largest regional tank truck carriers in North America. We operate terminals in Florida, Georgia, Alabama, and Tennessee. We do not own any of the products we haul; rather, we act as a third-party carrier to deliver our customers’ products from point A to point B, using predominately Company employees and Company-owned tractors and tank trailers. Approximately 85% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 15% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products, water and liquid chemicals. As of September 30, 2022, we employed 312 revenue-producing drivers who operated our fleet of 265 Company tractors, 36 owner operators and 415 trailers from our 17 terminals and 6 satellite locations.

During fiscal 2022, the Company replaced 26 tractors and 5 trailers. Our fiscal 2023 capital budget includes 73 new tractors, of which 29 are replacing lease units. We believe maintaining a modern fleet will result in reduced maintenance expenses, improved operating efficiencies and enhanced driver recruitment and retention. The Company owns all of the tank trailers and tractors used to conduct our business, except for 36 tractors owned by owner-operators and 29 full-service leased 2019 model year tractors.

Approximately 85% of our business consists of hauling petroleum related products. Our petroleum clients include major convenience store and hypermarket accounts, fuel wholesalers and major oil companies. We strive to build long-term relationships with major customers by providing outstanding customer service. During fiscal 2022, the Company’s ten largest customers accounted for approximately 58.7% of revenue. One of these customers accounted for 18.3% of revenue. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income. Our top 10 accounts have been customers for at least 10 years. Our dry bulk and chemical customers include large industrial companies including cement and concrete accounts and product distribution companies. Our customer relationships are long-standing and have grown over time as a result of consistently high safety and service levels.

Financial information about the company is presented in the financial statements included in this Annual Report.

Five Year Summary-Years ended September 30

(Amounts in thousands except per share amounts)

	2022	2021	2020	2019	2018
Summary of Operations:
Revenues	$87,882	81,268	88,713	108,716	114,065
Operating profit	$9,299	880	243	1,979	2,046
Interest expense	$18	27	31	32	39
Net income	$7,190	625	257	1,763	5,119
Per Common Share (a):
Basic	$2.08	.18	.08	.53	1.54
Diluted	$1.98	.18	.08	.53	1.54

Financial Summary:
Current assets	$20,558	23,378	26,541	34,424	31,444
Current liabilities	$8,713	8,835	9,675	8,827	10,163
Property and equipment, net	$20,249	22,684	30,399	33,567	33,911
Total assets	$47,566	52,560	64,669	72,293	69,817
Long-term debt	$—	—	—	—	—
Shareholders’ equity	$31,187	36,116	45,048	54,797	52,406
Net Book Value Per common share	$8.95	10.58	13.34	16.35	15.75
Other Data:
Weighted average common shares:
Basic (a)	3,459	3,395	3,369	3,342	3,318
Diluted (a)	3,623	3,408	3,370	3,343	3,320
Number of employees	475	508	607	761	783
Shareholders of record	333	343	348	358	383

Quarterly Results (unaudited)

(Dollars in thousands except per share amounts)

	First		Second		Third		Fourth
	2022	2021	2022	2021	2022	2021	2022	2021
Revenues	$20,571	20,228	20,928	19,728	23,501	20,855	22,882	20,457
Operating profit (loss)	$8,541	(301)	(639)	671	913	452	484	58
Income (loss) before income taxes	$8,537	(307)	(640)	665	922	445	524	55
Net income (loss)	$6,439	(222)	(490)	484	771	323	470	40

Earnings per common share (a):
Net income (loss)-
Basic	$1.88	(.07)	(.14)	.14	.22	.09	.13	.01
Diluted	$1.74	(.07)	(.14)	.14	.22	.09	.13	.01

Market price per common share (b):
High	$16.29	12.10	8.69	11.11	8.30	13.06	8.23	12.83
Low	$8.01	8.60	7.90	8.61	7.06	10.53	7.23	11.20

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third-party carrier to deliver our customers’ products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 85% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 15% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products, water and liquid chemicals. As of September 30, 2022, we employed 312 revenue-producing drivers who operated our fleet of 265 Company tractors, 36 owner operators and 415 trailers from our 17 terminals and 6 satellite locations in Florida, Georgia, Alabama, and Tennessee. We experience increased seasonal demand in Florida during the spring and in most of our other locations during the summer months.

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

Operating Revenues - Our revenues are primarily based on a set rate per volume of product hauled to arrive at a desired rate per mile traveled. The rate also incorporates the cost of fuel at an assumed price plus fuel surcharges to address the fluctuation in fuel prices. Over time, the fuel surcharge tables in the industry have become so numerous and varied, both by carriers and customers, that they have simply become a part of the overall rating structure to arrive at that desired price per mile by market. We consider fuel surcharge revenue to be revenue from services rather than other revenues. As a result, the Company determined there is no reason to report fuel surcharges as a separate revenue line item and fuel surcharges are reported as part of Operating revenues.

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

Our operating costs primarily consist of the following:

•	Compensation and Benefits - Wages and employee benefits for our drivers and terminal support personnel is the largest component of our operating costs. These costs are impacted by such factors as miles driven, driver pay increases, driver turnover and training costs and additional driver pay due to temporary out-of-town deployments to cover business.
•	Fuel Expenses - Our fuel expenses will vary depending on miles driven as well as such factors as fuel prices (which can be highly volatile), the fuel efficiency of our fleet and the average haul length.
•	Repairs and Tires – This category consists of vehicle maintenance and repairs (excluding shop personnel) and tire expense (including amortization of tire cost and road repairs). These expenses will vary based on such factors as miles driven, the age of our fleet, and tire prices.
•	Other Operating Expenses – This category consists of tolls, hiring costs, out-of-town driver travel cost, terminal facility maintenance and other operating expenses. These expenses will vary based on such factors as, driver availability and out-of-town driver travel requirements, business growth and inflation among others.
•	Insurance and Losses – This includes costs associated with insurance premiums, and the self-insured portion of liability, workers’ compensation, health insurance and cargo claims and wreck repairs. We work very hard to manage these expenses through our safety and wellness programs, but these expenses will vary depending on the frequency and severity of accident and health claims, insurance markets and deductible levels.
•	Depreciation Expense – Depreciation expense consists of the depreciation of the cost of fixed assets such as tractors and trailers over the life assigned to those assets. The amount of depreciation expense is impacted by equipment prices and the timing of new equipment purchases. We expect the cost of new tractors and trailers to continue to increase, impacting our future depreciation expense.
•	Rents, Tags and Utilities Expenses – This category consists of rents payable on leased facilities and leased equipment, federal highway use taxes, vehicle registrations, license and permit fees and personal property taxes assessed against our equipment, communications, utilities and real estate taxes.
•	Sales, General and Administrative Expenses – This category consists of the wages, bonus accruals, benefits, travel, vehicle and office costs for our administrative personnel as well as professional fees and amortization charges for intangible assets purchased in acquisitions of other businesses.
•	Corporate Expenses – Corporate expenses consist of wages, bonus accruals, insurance and other benefits, travel, vehicle and office costs for corporate executives, director fees, stock option expense and aircraft expense.
•	Gains/Loss on Disposition of Property, Plant & Equipment – Our financial results for any period may be impacted by any gain or loss that we realize on the sale of used equipment, losses on wrecked equipment, and disposition of other assets. We periodically sell used equipment as we replace older tractors and trailers.
34

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

ITEM	FY 2022 vs. FY 2021
Operating Revenues	Up 8.1%
Revenue Miles	Down by 10.7%
Revenue Per Mile	Up 21.1%
PAFR (incidents per 1M miles) goal of 2.0	1.64 vs 1.68
Operating Ratio	89.4% vs. 98.9%
Driver Turnover Rate	81.9% vs. 96.5%
Avg. Driver Count incl. owner operators	Down 8.5%

COMPARATIVE RESULTS OF OPERATIONS

	Fiscal Years ended September 30
(dollars in thousands)	2022	%	2021	%	2020	%

Revenue miles (in thousands)	21,293		23,832		28,430

Operating Revenues	$87,882	100.0%	81,268	100.0%	88,713	100.0%

Cost of operations:
Compensation and benefits	37,906	43.1%	36,198	44.5%	39,426	44.5%
Fuel expenses	13,288	15.1%	9,630	11.9%	10,297	11.6%
Repairs & tires	5,760	6.6%	5,402	6.7%	5,940	6.7%
Other operating	3,027	3.4%	3,270	4.0%	3,575	4.0%
Insurance and losses	8,167	9.3%	7,261	8.9%	8,640	9.7%
Depreciation expense	5,537	6.3%	6,654	8.2%	7,383	8.3%
Rents, tags & utilities	2,650	3.0%	2,708	3.3%	2,933	3.3%
Sales, general & administrative	9,306	10.6%	8,764	10.8%	8,936	10.1%
Corporate expenses	2,011	2.3%	1,936	2.4%	2,114	2.4%
Gain on sale of terminal sites	(8,330)	-9.5%	(1,614)	-2.0%	—	0.0%
Loss (gain) on disposition of PP&E	(739)	-0.8%	179	0.2%	(774)	-0.9%
Total cost of operations	78,583	89.4%	80,388	98.9%	88,470	99.7%

Total operating profit	$9,299	10.6%	880	1.1%	243	0.3%

Fiscal Year 2022 versus 2021

The Company reported net income of $7,190,000, or $1.98 per share, compared to $625,000, or $.18 per share, in the same period last year. Net income this year included $6,281,000, or $1.73 per share, from gains on real estate sales net of income taxes. Net income in the prior year included $1,170,000, or $.34 per share, from gains on real estate sales net of income taxes.

Revenue miles were down 2,539,000, or 11%, over the same period last year due to a lower average driver count (down ~40 drivers from last year). Operating revenues for the period were $87,882,000, up $6,614,000 from the same period last year. Operating revenue per mile was up $.72, or 21.1% due to rate increases, higher fuel surcharges and an improved business mix.

Compensation and benefits increased $1,708,000, mainly due to the increased driver compensation package offset by a lower driver count and non-driver personnel reductions. Fuel expense increased $3,658,000 as a result of higher diesel prices. Insurance and losses increased $906,000, primarily as a result of the maximum limit COVID health claim ($420,000), a negative workers’ compensation adjustment from a prior year claim ($380,000), and two September vehicle rollovers ($269,000).  Depreciation expense was down $1,117,000 in the period. SG&A expense was higher by $542,000 which included a one-time transaction bonus of $394,000 following the sale of the Tampa property for certain members of management. Gain on the sale of land was $8,330,000 due to the sale of our former terminal location in Tampa, FL compared to $1,614,000 in the same period last year due to the sale of our former terminal location in Pensacola, FL and the sale and partial leaseback of our terminal in Chattanooga, TN. Gain on the sale of assets was $739,000 versus a loss of ($179,000) in the same period last year.

As a result, operating profit this period was $9,299,000 compared to $880,000 in the same period last year. Operating ratio was 89.4 versus 98.9 last year. Excluding the gain on sale of Tampa terminal and the one-time transaction bonus, adjusted operating profit was $1,363,000 as compared to an adjusted operating loss of ($734,000) in the same period last year. The COVID medical claim, the prior year workers’ compensation claim and the two Q4 rollover incidents resulted in a total charge of $1,268,000 in fiscal 2022.

Fiscal Year 2021 versus 2020

The Company reported net income of $625,000, or $.18 per share, in fiscal year 2021 compared to $257,000, or $.08 per share in fiscal year 2020. Net income in fiscal year 2021 included $1,170,000, or $.34 per share, from gains on real estate sales net of income taxes.

Operating revenues in fiscal year 2021 were $81,268,000, down $7,445,000 from the prior year, of which $5,444,000 resulted from the downsizing of one customer account beginning late first quarter and the remainder of the revenue variance was primarily attributable to the declining driver count. Revenue miles were down 4,598,000 in fiscal year 2021, or 16%, over the prior year. Operating revenue per mile was up $.29, or 9.3%, in fiscal year 2021 due to an improved business mix, rate increases and higher fuel surcharges.

Compensation and benefits decreased $3,228,000 in fiscal year 2021, mainly due to lower company miles, as well as the elimination of minimum driver pay expense and reductions in non-driver support positions. Fuel expense decreased $667,000 in fiscal year 2021 due to lower company miles. Repairs and tire expense decreased $538,000 in fiscal year 2021 due to lower miles during the year. Insurance and losses decreased $1,379,000 in fiscal year 2021, primarily from lower health care claims. Depreciation expense was down $729,000 in fiscal year 2021 as we continued to reduce our fleet size to meet our business levels. SG&A expense was lower by $172,000 in fiscal year 2021 over 2020 resulting primarily from permanent cost reductions. Corporate expenses were down $178,000 in fiscal year 2021 due mainly to lower compensation expense, legal and audit fees. Gain on sale of land was $1,614,000 in fiscal year 2021 due to the sale of our former terminal location in Pensacola, FL and the sale and partial leaseback of our terminal in Chattanooga, TN. Loss on disposition of assets was $179,000 in fiscal year 2021 (primarily due to $243,000 of write offs on the equipment involved in two tractor rollover accidents) versus a gain of $774,000 in the prior year. Total expense associated with the 2 roll over accidents, including the equipment write-offs, was $879,500.

As a result, operating profit in fiscal year 2021 was $880,000 compared to $243,000 in the prior year. Excluding the gain on sale of terminal sites and the negative impacts of the rollover accidents, operating profit for fiscal year 2021 was $145,500. Operating ratio was 98.9 in 2021 versus 99.7 in the prior year.

Summary and Outlook

Since announcing the first significant pay increase back in April of 2021, our driver count has stabilized and we have been holding steady at +/- 350 revenue producing drivers. During the first quarter of 2022 we announced additional driver pay increases in all of our markets, with the majority effective February 4, 2022. In July, we announced additional driver pay increases in about half of our markets with the other half planned for early fiscal 2023. These increases require drivers to meet certain criteria each month in order to qualify, including minimum average log hours worked and zero unexcused absences to help drive productivity.

We continue to see inflationary pressure add to our other expenses as well, particularly in vehicle parts, maintenance labor, tires and non-driver labor. Insurance premiums continue to rise in the high single digits on the lower end and up to 15-20% on the upper layers of our insurance coverage. To combat all of these rising costs, our biggest focus the past 18 months and continuing into FY 2023 will be on partnering with customers who understand the challenges we face and are willing to continue to raise rates to allow us to make an acceptable return on our capital. We continue to successfully negotiate additional rate increases with most of our customers and will seek to replace business where the rate negotiations do not allow us to cover rising expenses.

This was a particularly difficult year from an insurance claims and equipment write-off perspective with four incidents costing us a little over $1.2 million of expense in fiscal 2022. We are certainly vulnerable to these types of claims every year but this was unlike most, if any, of our prior years’ experience having so much expense tied up in just 4 claims.

Our balance sheet remained stable with $8.3 million of cash and cash equivalents as of September, 2022, with no outstanding debt. We replaced 26 tractors and 5 trailers during the year. We also added 5 used dry bulk trailers to the fleet as we continue to try and expand that part of our business. For fiscal 2023 we are planning to purchase 73 new tractors (29 are replacing lease units) and ~10 trailers and anticipate a total capital expenditure of ~$12 million in fiscal 2023.

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

Adjusted Operating Profit

Adjusted operating profit excludes the impact of the gain on sale of terminal sites and the one-time transaction bonus related to the sale. Adjusted operating profit is presented to provide additional perspective on underlying trends in Patriot’s core operating results. A reconciliation between operating profit and adjusted operating profit is as follows:

	Twelve months ended
	September 30, 2022	September 30, 2021
Operating profit	9,299	880
Adjustments:
Gain on sale of terminal sites	(8,330)	(1,614)
One-time transaction bonus	394	—
Adjusted operating profit (loss)	1,363	(734)

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains its operating accounts with Wells Fargo Bank, N.A. and these accounts directly sweep overnight against the Wells Fargo revolver. Our revolver has a maximum amount available of $15 million and as of September 30, 2022, we had no debt outstanding on this revolver, $1,461,000 letters of credit and $13,539,000 available for additional borrowings. The Company expects our fiscal year 2023 cash generation to cover the cost of our operations and our budgeted capital expenditures.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Years Ended September 30,
	2022	2021	2020
Total cash provided by (used for):
Operating activities	$4,235	2,772	9,382
Investing activities	5,661	2,173	(4,079)
Financing activities	(12,493)	(10,008)	(10,557)
Increase (decrease) in cash and cash equivalents	$(2,597)	(5,063)	(5,254)

Outstanding debt at the beginning of the period	$—	—	—
Outstanding debt at the end of the period	$—	—	—

Operating Activities - Net cash provided by operating activities (as set forth in the cash flow statement) was $4,235,000 for the year ended September 30, 2022, $2,772,000 in 2021 and $9,382,000 in 2020. The total of net income plus depreciation and amortization less gains on sales of property and equipment decreased $2,244,000 versus last year. These changes are described above under “Comparative Results of Operations”. Prepaid insurance in fiscal year 2021 increased $2,007,000 due to collateral payments into our insurance captive reducing our letters of credit. These changes comprise the majority of the decrease in net cash provided by operating activities.

Investing Activities – Investing activities include the purchase of property and equipment, any business acquisitions and proceeds from sales of property and equipment upon retirement. For the year ended September 30, 2022, cash provided by investing activities was $5,661,000 which included the proceeds from retirements net of the purchase of property, plant and equipment. For the year ended September 30, 2021, cash provided by investing activities was $2,173,000 which included the proceeds from retirements net of the purchase of property, plant and equipment.

For the year ended September 30, 2020, cash used in investing activities was $4,079,000 which included $3,079,000 for the purchase of plant, property and equipment net of proceeds from retirements and $1,000,000 for the acquisition of Danfair Transport.

Financing Activities – Financing activities primarily include net changes to our outstanding revolving debt and proceeds from the sale of shares of common stock through employee equity incentive plans and dividends. For the year ended September 30, 2022, cash used in financing activities was $12,493,000 due to dividends paid offset by proceeds from exercised stock options. For the year ended September 30, 2021, cash used in financing activities was $10,008,000 primarily due to dividends paid. The Company had no outstanding long-term debt on September 30, 2022 or September 30, 2021.

For the year ended September 30, 2020, cash used in financing activities was $10,557,000 due to dividends paid in the second quarter.

Credit Facilities - The Company has a five-year credit agreement with Wells Fargo Bank N.A. which provides a $15 million revolving line of credit with a $10 million sublimit for stand-by letters of credit. The amounts outstanding under the credit agreement bear interest at a rate of 1.1% over the Secured Overnight Financing Rate (“SOFR”), which may change quarterly based on the Company’s ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.12% per annum is payable quarterly on the unused portion of the commitment. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth. As of September 30, 2022, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $1,994,000 combined.

Cash Requirements - The Company currently expects its fiscal 2023 capital expenditures to be approximately $12 million for replacement equipment which we expect to be fully funded by our cash generated from our operations.

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

Claims and Insurance Accruals. The nature of the transportation business subjects the Company to risks arising from workers’ compensation, automobile liability, and general liability claims. The Company retains the exposure on liability claims of $250,000 and $500,000 for workers’ compensation claims and has third party coverage for amounts exceeding the retention up to the amount of the policy limits. The Company expenses during the year an estimate of risk insurance losses based upon independent actuarial analysis, insurance company estimates, and our monthly review of claims reserve changes. In making claim reserve changes we rely upon estimates of our insurance company adjusters, attorney evaluations, and judgment of our management. Our estimates require judgment concerning the nature, severity, comparative liability, jurisdiction, legal and investigative costs of each claim. Claims involving serious injury have greater uncertainty of the eventual cost. In the past, our estimate of the amount of individual claims has increased from insignificant amounts to the full deductible as we learn more information about the claim in subsequent periods. We obtain an independent actuarial analysis at least twice annually to assist in estimating the total loss reserves expected on claims including claim development and incurred but not reported claims. Payments made under a captive agreement for each year’s loss fund are scheduled in advance using actuarial methodology. The captive agreement provides that we will share in the underwriting results, good or bad, within a $250,000 per occurrence layer of loss through retrospective premium adjustments. Including the potential exposure in the captive we have $3.9 million of estimated insurance liabilities. In the event that actual costs for these claims are different than estimates we will have adjustments in future periods. It is likely that we will experience either gains or losses of 5-10% of prior year estimated insurance liabilities in any year. We also retain exposure on employee health benefits up to $250,000 per covered participant each calendar year plus a $84,500 aggregate deductible for any claims exceeding $250,000. We estimate claim liability using historical payment trends and specific knowledge of larger claims. Health claims are expensed as the health services are rendered so there is only a two-month lag in payments on average. We are usually aware of the larger claims before closing each accounting period reducing the amount of uncertainty of the estimate. Our accrued insurance liabilities for retiree benefits are recorded by actuarial calculation. Our total accrued insurance liabilities as of September 30, 2022, 2021, and 2020 amounted to $2.5 million, $2.6 million, and $3.1 million, respectively.

Income Taxes. The Company accounts for income taxes under the asset-and-liability method. Deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which the related tax expense or benefit has already been recorded in our statement of earnings. Deferred tax accounts arise as a result of timing differences between when items are recognized in the consolidated financial statements compared with when they are recognized in the tax returns. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent recovery is not probable, a valuation allowance is established and included as an expense as part of our income tax provision. No valuation allowance was recorded at September 30, 2022, as all deferred tax assets are considered more likely than not to be realized. Significant judgment is required in determining and assessing the impact of complex tax laws and certain tax-related contingencies on the provision for income taxes. As part of the calculation of the provision for income taxes, we assess whether the benefits of our tax positions are at least more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we accrue the largest amount of the benefit that is more likely than not of being sustained in our financial statements. Such accruals require estimates and judgments, whereby actual results could vary materially from these estimates. Further, a number of years may elapse before a particular matter, for which an established accrual was made, is audited and resolved.

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

CONSOLIDATED STATEMENTS OF INCOME - Years ended September 30

(In thousands, except per share amounts)

	Years Ended September 30,
	2022	2021	2020

Operating revenues	87,882	81,268	88,713

Cost of operations:
Compensation and benefits	37,906	36,198	39,426
Fuel expenses	13,288	9,630	10,297
Repairs & tires	5,760	5,402	5,940
Other operating	3,027	3,270	3,575
Insurance and losses	8,167	7,261	8,640
Depreciation expense	5,537	6,654	7,383
Rents, tags & utilities	2,650	2,708	2,933
Sales, general & administrative	9,306	8,764	8,936
Corporate expenses	2,011	1,936	2,114
Gain on sale of terminal sites	(8,330)	(1,614)	—
Loss (gain) on disposition of PP&E	(739)	179	(774)
Total cost of operations	78,583	80,388	88,470

Total operating profit	9,299	880	243

Interest income and other	62	5	135
Interest expense	(18)	(27)	(31)

Income before income taxes	9,343	858	347
Provision for income taxes	2,153	233	90

Net income	$7,190	625	257

Earnings per common share:
Net income-
Basic	$2.08	.18	.08
Diluted	$1.98	.18	.08
Number of shares (in thousands) used in computing:
-basic earnings per common share	3,459	3,395	3,369
-diluted earnings per common share	3,623	3,408	3,370

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - Years ended September 30 (In thousands)

	2022	2021	2020
Net income	$7,190	625	257
Other comp. income (loss) net of tax:
Unrealized investment losses, net	(5)	—	—
Loss on retiree health, net	(13)	(16)	(18)
Reclassification adjust for net investment gains realized in net income	—	—	(5)
Comprehensive income	$7,172	609	234

See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS - As of September 30

(In thousands, except share data)

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$8,302	10,899
Accounts receivable (net of allowance for doubtful accounts of $68 and $86, respectively)	5,296	4,930
Inventory of parts and supplies	1,006	871
Prepaid tires on equipment	1,486	1,317
Prepaid taxes and licenses	378	448
Prepaid insurance	3,927	4,614
Prepaid expenses, other	163	299
Total current assets	20,558	23,378

Property, plant and equipment, at cost:
Land	1,911	2,544
Buildings	4,897	5,596
Equipment	66,008	69,041
	72,816	77,181
Less accumulated depreciation	52,567	54,497
	20,249	22,684

Operating lease right-of-use assets	2,424	1,949
Goodwill	3,637	3,637
Intangible assets, net	556	756
Other assets, net	142	156
Total assets	$47,566	52,560

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,964	1,858
Federal and state taxes payable	594	263
Accrued payroll and benefits	3,208	2,939
Accrued insurance	1,053	1,105
Accrued liabilities, other	1,010	1,742
Operating lease liabilities, current portion	884	928
Total current liabilities	8,713	8,835

Operating lease liabilities, less current portion	1,705	1,131
Deferred income taxes	3,631	4,062
Accrued insurance	1,476	1,537
Other liabilities	854	879
Commitments and contingencies (Note 11)	—	—
Shareholders' equity:
Preferred stock, 5,000,000 shares authorized, of which 250,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock, $.10 par value; (25,000,000 shares authorized; 3,484,004 and 3,415,643 shares issued and outstanding, respectively)	348	342
Capital in excess of par value	39,958	39,257
Accumulated deficit	(9,190)	(3,572)
Accumulated other comprehensive income, net	71	89
Total shareholders' equity	31,187	36,116
Total liabilities and shareholders' equity	$47,566	52,560
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS - Years ended September 30

(In thousands)	2022	2021	2020

Cash flows from operating activities:
Net income	$7,190	625	257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,106	7,202	7,976
Non-cash lease expense	960	1,015	1,095
Non-cash gain of acquisition-related contingent consideration	—	(16)	(340)
Deferred income taxes	(431)	(1,025)	(1,150)
Gain on asset dispositions	(9,130)	(1,472)	(774)
Stock-based compensation	392	467	574
Net changes in operating assets and liabilities:
Accounts receivable	(366)	75	1,583
Inventory of parts and supplies	(135)	32	46
Prepaid expenses	724	(2,007)	735
Other assets	(6)	28	312
Accounts payable and accrued liabilities	(409)	(682)	(939)
Income taxes payable and receivable	331	(21)	574
Operating lease liabilities	(905)	(1,079)	(1,152)
Long-term insurance liabilities and other long-term liabilities	(86)	(370)	585
Net cash provided by operating activities	4,235	2,772	9,382

Cash flows from investing activities:
Purchase of property and equipment	(5,248)	(910)	(5,045)
Business acquisition	—	—	(1,000)
Proceeds from the sale of property, plant and equipment	10,909	3,083	1,966
Net cash provided by (used in) investing activities	5,661	2,173	(4,079)

Cash flows from financing activities:
Dividends paid	(12,808)	(10,132)	(10,557)
Proceeds from exercised stock options	315	124	—
Net cash used in financing activities	(12,493)	(10,008)	(10,557)

Net increase (decrease) in cash and cash equivalents	(2,597)	(5,063)	(5,254)
Cash and cash equivalents at beginning of year	10,899	15,962	21,216
Cash and cash equivalents at end of the year	$8,302	10,899	15,962

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$16	25	28
Income taxes	$2,248	1,273	658
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	1,453	—	—

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - Years ended September 30

(In thousands, except share amounts)

				Retained	Accumulated
			Capital in	Earnings/	Other	Total
	Common Stock		Excess of	(Accumulated)	Comprehensive	Stockholders'
	Shares	Amount	Par Value	Deficit	Income, net	Investment
Balance as of October 1, 2019	3,351,329	$335	$38,099	$16,235	$128	$54,797

Stock-based compensation	—	—	239	—	—	239

Shares granted to Directors	25,950	3	332	—	—	335
Cash dividends ($3.15 per share)	—	—	—	(10,557)	—	(10,557)
Net income	—	—	—	257	—	257
Loss on retiree health, net	—	—	—	—	(18)	(18)
Reclassification adjustment of realized gain, net	—	—	—	—	(5)	(5)
Balance as of September 30, 2020	3,377,279	$338	$38,670	$5,935	$105	$45,048
Stock-based compensation	—	—	248	—	—	248
Exercise of stock options	13,497	1	123	—	—	124
Shares granted to Directors	24,867	3	216	—	—	219
Cash dividends ($3.00 per share)	—	—	—	(10,132)	—	(10,132)
Net income	—	—	—	625	—	625
Loss on retiree health, net	—	—	—	—	(16)	(16)
Balance as of September 30, 2021	3,415,643	$342	$39,257	$(3,572)	$89	$36,116
Stock-based compensation	—	—	212	—	—	212
Exercise of stock options	46,377	4	311	—	—	315
Shares granted to Directors	21,984	2	178	—	—	180
Cash dividends ($3.75 per share)	—	—	—	(12,808)	—	(12,808)
Net income	—	—	—	7,190	—	7,190
Unrealized investment losses, net	—	—	—	—	(5)	(5)
Loss on retiree health, net	—	—	—	—	(13)	(13)
Balance as of September 30, 2022	3,484,004	$348	$39,958	$(9,190)	$71	$31,187

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies.

DESCRIPTION OF BUSINESS - The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third-party carrier to deliver our customers’ products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 85% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 15% of our business consists of hauling our customers’ dry bulk commodities such as cement, lime and various industrial powder products, water and liquid chemicals. Our operations are comprised of one reportable segment.

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

REVENUE AND EXPENSE RECOGNITION – Revenue is recognized when the services have been rendered to customers or delivery has occurred, the pricing is fixed or determinable and collectibility is reasonably assured. Transportation expenses are recognized as incurred.

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

Our revenues are primarily based on a set rate per volume of product hauled to arrive at a desired rate per mile traveled. The rate also incorporates the cost of fuel at an assumed price plus fuel surcharges to address the fluctuation in fuel prices. Over time, the fuel surcharge tables in the industry have become so numerous and varied, both by carriers and customers, that they have simply become a part of the overall rating structure to arrive at that desired price per mile by market. We consider fuel surcharge revenue to be revenue from services rather than other revenues. As a result, the Company determined there is no reason to report fuel surcharges as a separate revenue line item and fuel surcharges are reported as part of Operating revenues. Prior periods have been revised for consistency.

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

The Company recorded depreciation expenses for 2022, 2021 and 2020 of $5,904,000, $7,014,000 and $7,780,000, respectively. Gains and losses upon disposition are reflected in operating results in the period of disposition. Direct internal and external costs to implement computer systems and internal-use software are capitalized. Capitalized costs are depreciated over the estimated useful life of the system or software, generally 5 years, beginning when site installation or module development is complete and ready for use.

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

Certain accounting policies and estimates are of more significance in the financial statement preparation process than others. The most critical accounting policies and estimates include the economic useful lives and salvage values of our vehicles and equipment, impairment of tangible and intangible assets, provisions for uncollectible accounts receivable, estimates of exposures related to our insurance claims plans, and estimates for taxes. To the extent that actual, final outcomes are different than these estimates, or that additional facts and circumstances result in a revision to these estimates, earnings during that accounting period will be affected.

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

RECENTLY ISSUED ACCOUNTING STANDARDS – In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires lessees to recognize a right-to-use asset and a lease liability for the obligation to make lease payments measured at the present value of the lease payments for all leases with terms greater than twelve months. The provisions of this update and additional guidance in subsequent ASUs became effective for us beginning October 1, 2019. In July 2018, the FASB issued ASU No. 2018-11, “Leases” which provides an optional transition method allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, with no restatement of comparative prior periods required. We adopted the standard using this optional transition method. Upon adoption as of October 1, 2019, the Company recognized $3,873,000 in operating lease right-of-use assets, a reduction of $231,000 of other long-term liabilities related to straight-lined leases and $4,104,000 in operating lease liabilities.

There were other recently issued accounting standards that became effective that did not have a material impact on the Company’s financial statements.

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

The consolidated statements of income reflect charges and/or allocation to FRP Holdings, Inc. for these services of $923,000, $1,207,000, and $1,283,000 for fiscal 2022, 2021 and 2020, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as a reduction to Patriot corporate expenses.

We employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

3.	Debt.

The Company had no long-term debt outstanding at September 30, 2022 and September 30, 2021.

On July 6, 2021, Patriot Transportation Holding, Inc. (the “Company”) entered into the 2021 Amended and Restated Credit Agreement (the “The Amended and Restated Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Amended and Restated Credit Agreement modifies the Company's prior Credit Agreement with Wells Fargo, dated January 30, 2015, as amended by that certain First Amendment dated December 28, 2018. The Amended and Restated Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $15 million, with a separate sublimit for standby letters of credit. The credit facility limit may be increased to $25 million upon request by the Company, subject to the lender's discretion and the satisfaction of certain conditions. The interest rate under the Amended and Restated Credit Agreement is 1.10% over the Secured Overnight Financing Rate (“SOFR”). A commitment fee of 0.12% per annum is payable quarterly on the unused portion of the commitment. The Amended and Restated Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants including a minimum tangible net worth of $25 million. As of September 30, 2022, we had no outstanding debt borrowed on this revolver, $1,461,000 in commitments under letters of credit and $13,539,000 available for additional borrowings. The letter of credit fee is 1% and the applicable interest rate for borrowings would have been 4.08% on September 30, 2022.

This credit agreement contains certain conditions, affirmative financial covenants and negative covenants including a minimum tangible net worth. The Company was in compliance with all of its loan covenants as of

September 30, 2022. As of September 30, 2022, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $1,994,000 combined.

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

Operating leases with an initial term of more than 12 months are included in our Consolidated Balance Sheets as Discounted liabilities and corresponding right-of-use assets consisting of the following (in thousands):

	Asset (Liability) Balance
	As of September 30,
	2022	2021
Right-of-use assets	$2,424	1,949
Lease liabilities, current	$(884)	(928)
Lease liabilities, long-term	$(1,705)	(1,131)

As the Company’s operating leases do not provide an implicit rate, the Company utilized its incremental borrowing rate determined by obtaining a quote from their lender and applied to the individual leases. The assumptions underlying the calculation of the Company’s right-of-use assets and lease liabilities are disclosed below.

	September 30, 2022
	Weighted-average	Weighted-average
	Remaining lease term	Discount rate
Revenue equipment and other leases	1.1 years	3.50%
Real estate leases	1.2 years	3.28%

Future minimum annual lease payments for assets under operating leases as of September 30, 2022 are as follows (in thousands):

Fiscal Year	Total
2023	943
2024	439
2025	245
2026	158
2027	158
Thereafter	730
Total future minimum lease payments	$2,673
Less: Imputed interest	(84)
Present value of operating lease liabilities	$2,589

Aggregate expense under operating leases was $1,062,000, $1,097,000 and $1,216,000 for 2022, 2021 and 2020, respectively. Certain operating leases include rent escalation provisions, which are recognized as expense on a straight-line basis.

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

The following details the computations of the basic and diluted Earnings per common share (dollars and shares in thousands, except per share amounts):

	Years Ended September 30
	2022	2021	2020
Common shares:

Weighted average common shares outstanding during the period – shares used for basic earnings per common share	3,459	3,395	3,369

Common shares issuable under share based payment plans which are potentially dilutive	164	13	1

Common shares used for diluted earnings per common share	3,623	3,408	3,370

Net income	$7,190	625	257
Earnings per common share:
Basic	$2.08	.18	.08
Diluted	$1.98	.18	.08

For 2022 and 2021, 58,884 and 500,950 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

Post Spin-Off Patriot Incentive Stock Plan

As part of the spin-off transaction, the Board of Directors of the Company adopted the Patriot Transportation Holding, Inc. Incentive Stock Plan. (“Patriot Plan”) in January 2015. In exchange for all outstanding FRP options held on January 30, 2015, existing Company directors, officers and key employees holding option grants in the FRP Stock Option Plan(s) were issued new grants in the Patriot and FRP Plans based upon the relative value of Patriot and FRP immediately following the completion of the spin-off with the same remaining terms. All related compensation expense has been allocated to the Company (rather than FRP) and included in corporate expenses. The number of common shares available for future issuance in the Patriot Plan was 35,811 at September 30, 2022.

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

Patriot utilizes the Black-Scholes valuation model for estimating fair value of stock compensation for options awarded to officers and employees. Each grant is evaluated based upon assumptions at the time of grant or modification. The revised assumptions due to the revaluation are dividend yield of 0%, expected volatility between 38% and 55%, risk-free interest rate of .12 to .87% and expected life of 0.8 to 6.0 years.

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

In December 2016, the Company approved and issued a long-term performance incentive to an officer in the form of stock appreciation rights. As adjusted for the extraordinary dividend the Company granted 257,009 stock appreciation rights. The adjusted market price of the grant was $8.66, and the executive will get a cash award at age 65 based upon the stock price at that date compared to the adjusted market price of $8.66 but in no event will the award be less than $500,000. The Company is expensing the fair value of the award over the 9.1-year vesting period to the officer’s attainment of age 65, with periodic adjustments to the liability estimate based upon changes in the assumptions used to calculate the liability. The accrued liability under this plan as of September 30, 2022 and 2021 was $402,000 and $372,000, respectively.

The annual director stock grant was 18,900 shares at $8.24 and 3,084 shares at $8.00 in fiscal 2022, 24,867 shares at $8.80 in fiscal 2021, and 25,950 shares at $12.90 in fiscal 2020, based on the market prices indicated on the date of the grants.

The Company recorded the following Stock compensation expense in its consolidated statements of income (in thousands):

	Years Ended September 30
	2022	2021	2020
Stock option grants	$212	248	239
Annual director stock award	180	219	335
	$392	467	574

A summary of Company stock options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at October 1, 2019	189,015	$21.49	6.3	$1,531
Dividend Adjustment	148,877
Granted	68,865	18.40		275
Forfeited	(6,035)	23.99		(57)
Outstanding at September 30, 2020 (a)	400,722	$14.96	6.6	$1,749
Dividend Adjustment	148,067
Granted	78,345	10.00		275
Exercised	(13,497)	9.17		(45)
Forfeited	(9,632)	13.88		(48)
Outstanding at September 30, 2021 (b)	604,005	$10.80	6.5	$1,931
Dividend Adjustment	288,099
Exercised	(46,377)	6.81		(88)
Forfeited	(67,975)	6.19		(112)
Outstanding at September 30, 2022 (c)	777,752	$7.44	5.3	$1,731

Exercisable at September 30, 2022	534,529	$7.95	4.4	$1,314

Vested during twelve months ended September 30, 2022	132,331			$251

(a)	The Company stock option intrinsic values were adjusted as of January 30, 2020, the date of the extraordinary dividend. Stock option activity, including the weighted average exercise price, was not retroactively adjusted.

(b)	The Company stock option intrinsic values were adjusted as of December 30, 2020, the date of the extraordinary dividend. Stock option activity, including the weighted average exercise price, was not retroactively adjusted.

(c)	The Company stock option intrinsic values were adjusted as of November 15, 2021, the date of the extraordinary dividend. Stock option activity, including the weighted average exercise price, was not retroactively adjusted.

The following table summarizes information concerning stock options outstanding at September 30, 2022:

	Shares	Weighted	Weighted
Range of Exercise	Under	Average	Average
Prices per Share	Option	Exercise Price	Remaining Life

Non-exercisable:
$5.14 – $6.94	205,102	6.09	7.5
$6.95 - $9.38	38,121	7.49	6.0
	243,223	$6.31	7.2	Years
Exercisable:
$5.14 - $6.94	148,983	6.58	6.5
$6.95 - $9.38	326,662	8.08	3.9
$9.39 - $12.68	58,884	10.72	1.7
	534,529	$7.95	4.4	Years
Total (a)	777,752	$7.44	5.3	Years

(a)	The Company stock option intrinsic values were adjusted as of November 15, 2021, the date of the extraordinary dividend. Stock option activity, including the weighted average exercise price, was not retroactively adjusted.

The aggregate intrinsic value of exercisable Company options was $337,000 and the aggregate intrinsic value of all outstanding in-the-money options was $713,000 based on the Company’s market closing price of $7.86 on September 30, 2022 less exercise prices.

The realized tax benefit from option exercises during fiscal 2022 was $18,000. The unrecognized compensation expense of Patriot options granted as of September 30, 2022 was $355,000, which is expected to be recognized over a weighted-average period of 2.5 years.

7. Income Taxes.

The Provision for or benefit from income taxes for continuing operations for fiscal years ended September 30 consists of the following (in thousands):

	2022	2021	2020
Current:
Federal	$2,365	955	952
State	213	297	280
	2,578	1,252	1,232
Deferred	(425)	(1,019)	(1,142)

Total	$2,153	233	90

A reconciliation between the amount of tax shown above and the amount computed at the statutory Federal income tax rate follows (in thousands):

	2022	2021	2020
Amount computed at statutory
Federal rate	$1,957	179	75
State income taxes (net of Federal income tax benefit)	320	38	14
Other, net	(124)	16	1
Provision for income taxes	$2,153	233	90

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

The types of temporary differences and their related tax effects that give rise to Deferred tax assets and deferred tax liabilities at September 30, are presented below (in thousands):

	2022	2021
Deferred tax liabilities:
Property and equipment	$4,190	4,547
Prepaid expenses	1,044	1,149
Gross deferred tax liabilities	5,234	5,696
Deferred tax assets:
Insurance liabilities	551	583
Employee benefits and other	1,052	1,051
Gross deferred tax assets	1,603	1,634
Net deferred tax liability	$3,631	4,062

The Company has no unrecognized tax benefits.

Tax returns in the U.S. and various states are subject to audit by taxing authorities. As of September 30, 2022, the earliest tax year that remains open for audit in the Unites States is 2017. We do not have any material unpaid assessments.

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

The Accrued insurance liability at September 30 is summarized as follows (in thousands):

	2022	2021
Accrued insurance, current portion	$1,053	1,105
Prepaid insurance claims	(2,285)	(3,088)
Accrued insurance, non-current	1,476	1,537
Total accrued (prepaid) insurance reported on the Company’s balance sheet	$244	(446)
Captive agreement assets	3,672	4,021
Gross insurance liability estimate	$3,916	3,575

9. Employee Benefits.

The Company and certain subsidiaries and related entities (FRP) have a savings/profit sharing plan for the benefit of qualified employees. The savings feature of the plan incorporates the provisions of Section 401(k) of the Internal Revenue Code under which an eligible employee may elect to save a portion (within limits) of their compensation on a tax deferred basis. Patriot contributes to a participant’s account an amount equal to 50% (with certain limits) of the participant’s contribution. Additionally, the Company may make an annual discretionary contribution to the plan as determined by the Board of Directors, with certain limitations. The plan provides for deferred vesting with benefits payable upon retirement or earlier termination of employment. The Company’s cost was $447,000 in 2022, $482,000 in 2021 and $534,000 in 2020.

The Company has a Management Security Plan (MSP) for certain key employees. The accruals for future benefits are based upon the remaining years to retirement of the participating employees and other actuarial assumptions. The expense for fiscal 2022, 2021 and 2020 was $15,000, $17,000 and $19,000, respectively. The accrued benefit related to the Company under this plan as of September 30, 2022 and 2021 was $416,000 and $468,000, respectively.

The Company provides certain health benefits for retired employees. Employees may become eligible for those benefits if they were employed by the Company prior to December 10, 1992, meet the service requirements and reach retirement age while working for Patriot. The plan is contributory and unfunded. The Company accrues its allocated estimated cost of retiree health benefits over the years that the employees render service. The accrued postretirement benefit obligation for this plan related to the Company as of September 30, 2022 and 2021 was $267,000 and $252,000, respectively. The net periodic postretirement benefit credit or cost allocated to the Company was $(5,000), $(8,000) and $(12,000) for fiscal 2022, 2021 and 2020, respectively. The discount rate used in determining the Net Periodic Postretirement Benefit Cost was 4.0% for 2022, 3.0% for 2021 and 3.0% for 2020. The discount rate used in determining the Accumulated Postretirement Benefit Obligation (APBO) was 4.0% for 2022, 3.0% for 2021, and 3.0% for 2020. No medical trend is applicable because the Company’s share of the cost is frozen.

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

At September 30, 2022 and September 30, 2021, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other financial instruments approximate their fair value based upon the short-term nature of these items.

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

Customers: During fiscal 2022, the Company’s ten largest customers accounted for approximately 58.7% of our revenue and one of these customers accounted for 18.3% of our revenue. Accounts receivable from the ten largest customers was $2,861,000 and $2,843,000 at September 30, 2022 and September 30, 2021, respectively. The loss of one or more of our major customers could have a material adverse effect on the Company’s revenues and income.

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

First quarter 2022 net income included $6,281,000, or $1.70 per share, from gains on the sale of our former terminal location in Tampa, FL.

14. Goodwill and Intangible Assets.

The Changes in gross carrying amounts of goodwill are as follows (in thousands):

Goodwill
October 1, 2019	$3,431
Danfair Transport acquisition	206
September 30, 2020	3,637
No activity	—
September 30, 2021	3,637
No activity	—
September 30, 2022	$3,637

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

The gross amounts and accumulated amortization (including impairment) of Identifiable intangible assets are as follows (in thousands):

	September 30, 2022		September 30, 2021
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Customer value	4,440	3,885	4,440	3,689
Trade name	72	72	72	72
Non-compete	74	73	74	69
	$4,586	$4,030	$4,586	$3,830

Amortization expense for intangible assets was $200,000 for 2022 and it is included in sales, general and administrative expense. The trade names are amortized on a straight-line basis over the estimated useful life of three and a half years. Customer values are amortized based on the straight-line basis over the estimated remaining useful lives of ten to eleven years. Non-compete agreements are amortized based on a straight-line basis over the term of the non-compete agreement, typically three to five years.

Estimated amortization expense for the five succeeding years follows (in thousands):

Amount
2023	$197
2024	133
2025	44
2026	44
2027	44
Total	$462

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

16. Subsequent Events. None

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

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 ("Exchange Act"). Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ("COSO") in Internal Control—Integrated Framework. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of September 30, 2022.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Patriot Transportation Holding, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Patriot Transportation Holding, Inc. (the Company) as of September 30, 2022 and 2021, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2022, 2021, and 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2022, 2021, and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We identified the estimation of auto liability and workers’ compensation claims accruals subject to self-insurance retention of $3.2 million as a critical audit matter. The accrual is included in “Accrued insurance” on the Company’s consolidated balance sheet. Auto liability and workers’ compensation unpaid claim liabilities are determined by projecting the estimated ultimate loss related to a claim, less actual costs paid to date. These estimates rely on the assumption that historical claim patterns are an accurate representation for future claims that have been incurred but not completely paid. The principal considerations for assessing auto liability and workers’ compensation claims as a critical audit matter are the high level of estimation uncertainty related to determining the severity of these types of claims, the inherent subjectivity in management’s judgment in estimating the total costs to settle or dispose of these claims, and high degree of auditor judgement and an increased extent of effort to test the Company’s claims accruals.

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

Impairment Assessment of Goodwill

Description of the Matter

As of September 30, 2022, the Company’s goodwill was $3,637,000. As described in the footnotes to the consolidated financial statements, the Company assesses goodwill for impairment on an annual basis in the fourth quarter, or more frequently if events or changes in circumstances indicate that the fair value of the reporting unit with goodwill has been reduced below carrying value. The Company’s operations are comprised of one operating segment and therefore one reporting unit. Management estimates the fair value of its reporting unit using a market approach.

We identified the impairment assessment of goodwill as a critical audit matter. The principal consideration for this determination is that management utilized significant judgment when estimating the fair value of its reporting unit. Auditing management’s estimates regarding forecasts of revenues, operating expenses, and market multiples required a high level of subjectivity due to the estimate uncertainty of management’s judgments.

How we Addressed the Matter in our Audit

• We tested the effectiveness of controls relating to the goodwill impairment assessment.

• We tested management’s process for determining the fair value of the reporting unit. This included evaluating the appropriateness of the valuation method and testing the completeness, accuracy and relevance of data used by management.

• We evaluated the reasonableness of management’s significant assumptions, including forecasted revenues and operating expenses. We tested whether these forecasts were reasonable and consistent with historical performance, and other evidence obtained in other areas of the audit.

• We tested the Company’s use of the market approach including the reasonableness of selected multiples.

Hancock Askew & Co., LLP

We have served as the Company’s auditor since 2006.

Jacksonville, Florida

December 9, 2022

DIRECTORS AND OFFICERS

Directors

Thompson S. Baker II (1)

Chairman of the Board of the Company

Senior Vice President, Vulcan Materials

John E. Anderson (2)(3)(4)

Former President and Chief Executive

Officer of Patriot Transportation Holding, Inc.

John D. Baker II (1)

Executive Chairman and Chief Executive

Officer of FRP Holdings, Inc.

Luke E. Fichthorn III (2)(3)(4)

Private Investment Banker,

Twain Associates

Charles D. Hyman (2)(3)(4)

President/Founder

Charles D. Hyman & Company

Eric K. Mann (2)(3)(4)

President and CEO,

YMCA of Florida’s First Coast

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

John D. Klopfenstein

Controller, Treasurer and Chief Accounting Officer

James N. Anderson IV

Vice President of Safety and Risk Management

Patriot Transportation Holding, Inc.

200 West Forsyth Street, 7th Floor

Jacksonville, Florida, 32202

Telephone: 904) 396-5733

Annual Meeting

Due to the social distancing guidelines from the CDC, this year our Annual Shareholders meeting will be held virtually at 11 a.m. Eastern Standard Time on Wednesday, February 2, 2023. All shareholders are cordially invited to attend the Annual Shareholders meeting via a weblink titled “2023 Annual Shareholders Meeting” which will be posted on our website at www.patriottrans.com under Investor Relations.

Transfer Agent

American Stock Transfer & Trust Company

59 Maiden Lane

Plaza Level

New York, NY 10038

Telephone: 1-800-937-5449

General Counsel

Nelson Mullins Riley & Scarborough LLP

Jacksonville, Florida

Independent Registered Public Accounting Firm

Hancock Askew & Co., LLP

Jacksonville, Florida

Common Stock Listed

The Nasdaq Stock Market

(Symbol: PATI)

Form 10-K

Shareholders may receive without charge a copy of Patriot Transportation Holding, Inc.’s annual report on Form 10-K for the fiscal year ended September 30, 2022 as filed with the Securities and Exchange Commission by writing to the Treasurer at 200 West Forsyth Street, 7th Floor, Jacksonville, Florida 32202. The most recent certifications by our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to our Form 10-K.

Company Website

The Company’s website may be accessed at www.patriottrans.com. All of our filings with the Securities and Exchange Commission can be accessed through our website promptly after filing. This includes annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports filed or furnished on Form 8-K and all related amendments.

