Form 10-Q
period 2022-12-31
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2023-02-14
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2022

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	February 10, 2023
Common Stock	3,526,489
1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2022

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31,	September 30,
Assets	2022	2022
Current assets:
Cash and cash equivalents	$7,808	8,302
Accounts receivable (net of allowance for doubtful accounts of $71 and $68, respectively)	5,737	5,296
Inventory of parts and supplies	1,037	1,006
Prepaid tires on equipment	1,555	1,486
Prepaid taxes and licenses	287	378
Prepaid insurance	3,538	3,927
Prepaid expenses, other	148	163
Total current assets	20,110	20,558

Property and equipment, at cost	74,183	72,816
Less accumulated depreciation	53,215	52,567
Net property and equipment	20,968	20,249

Operating lease right-of-use assets	3,422	2,424
Goodwill	3,637	3,637
Intangible assets, net	506	556
Other assets, net	139	142
Total assets	$48,782	47,566

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,057	1,964
Federal and state taxes payable	791	594
Accrued payroll and benefits	3,047	3,208
Accrued insurance	986	1,053
Accrued liabilities, other	300	1,010
Operating lease liabilities, current portion	890	884
Total current liabilities	8,071	8,713

Operating lease liabilities, less current portion	2,918	1,705
Deferred income taxes	3,631	3,631
Accrued insurance	1,476	1,476
Other liabilities	848	854
Total liabilities	16,944	16,379
Commitments and contingencies	—	—
Shareholders’ Equity:
Preferred stock, 5,000,000 shares authorized, of which 250,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; None issued and outstanding	—	—
Common stock, $.10 par value; (25,000,000 shares authorized; 3,501,289 and 3,484,004 shares issued and outstanding, respectively)	350	348
Capital in excess of par value	40,118	39,958
Accumulated deficit	(8,705)	(9,190)
Accumulated other comprehensive income, net	75	71
Total shareholders’ equity	31,838	31,187
Total liabilities and shareholders’ equity	$48,782	47,566

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 31,
	2022	2021

Operating revenues	$22,850	20,571

Cost of operations:
Compensation and benefits	10,205	9,084
Fuel expenses	3,320	2,718
Repairs & tires	1,354	1,216
Other operating	689	744
Insurance and losses	1,984	1,810
Depreciation expense	1,274	1,477
Rents, tags & utilities	648	673
Sales, general & administrative	2,327	2,465
Corporate expenses	495	533
Gain on sale of terminal sites	—	(8,330)
Gain on disposition of PP&E	(66)	(360)
Total cost of operations	22,230	12,030

Total operating income	620	8,541

Interest income and other	65	1
Interest expense	(4)	(5)

Income before income taxes	681	8,537
Provision for income taxes	196	2,098

Net income	$485	6,439

Unrealized investment gain, net	4	—

Comprehensive income	$489	6,439

Earnings per common share:
Net income -
Basic	0.14	1.88
Diluted	0.14	1.74

Number of shares (in thousands) used in computing:
-basic earnings per common share	3,490	3,419
-diluted earnings per common share	3,532	3,701

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(In thousands)

(Unaudited)

	Three months ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$485	6,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,422	1,615
Non-cash lease expense	230	273
Gain on asset dispositions	(66)	(8,717)
Stock-based compensation	45	57
Net changes in operating assets and liabilities:
Accounts receivable	(441)	551
Inventory of parts and supplies	(31)	(72)
Prepaid expenses	426	566
Other assets	7	3
Accounts payable and accrued liabilities	(845)	(956)
Income taxes payable and receivable	197	2,097
Operating lease liabilities	(9)	(243)
Long-term insurance liabilities and other long-term liabilities	(6)	(8)
Net cash provided by operating activities	1,414	1,605

Cash flows from investing activities:
Purchase of property and equipment	(2,132)	(948)
Proceeds from the sale of property, plant and equipment	107	9,840
Net cash (used in) provided by investing activities	(2,025)	8,892

Cash flows from financing activities:
Dividends paid	—	(12,808)
Expired stock options	(10)	—
Proceeds from exercised stock options	127	112
Net cash provided by (used in) financing activities	117	(12,696)

Net decrease in cash and cash equivalents	(494)	(2,199)
Cash and cash equivalents at beginning of period	8,302	10,899
Cash and cash equivalents at end of the period	$7,808	8,700

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4	4
Income taxes	—	2
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	1,228	1,453

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(In thousands)

(Unaudited)

				(Accum.	Accumulated
			Capital in	Deficit)	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income, net	Equity

Balance as of October 1, 2021	3,415,643	$342	$39,257	$(3,572)	$89	$36,116

Stock-based compensation	—	—	57	—	—	57
Exercise of stock options	16,253	1	111	—	—	112
					—	—
Cash dividends paid ($3.75 per share)	—	—	—	(12,808)	—	(12,808)
Net income	—	—	—	6,439	—	6,439
					—	—
Balance as of December 31, 2021	3,431,896	$343	$39,425	$(9,941)	$89	$29,916

Balance as of October 1, 2022	3,484,004	$348	$39,958	$(9,190)	$71	$31,187

Stock-based compensation	—	—	45	—	—	45
Exercise of stock options	17,285	2	125	—	—	127
Expired stock options	—	—	(10)	—	—	(10)

Net income	—	—	—	485	—	485
Unrealized investment gains, net	—	—	—	—	4	4
Balance as of December 31, 2022	3,501,289	$350	$40,118	$(8,705)	$75	$31,838

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(Unaudited)

(1) Description of Business and Basis of Presentation.

Description of Business

Company’s Business. The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul; rather, we act as a third party carrier to deliver our customers’ products from point A to point B, using predominantly Company employees driving Company owned tractors and tank trailers. Approximately 86% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g., convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 14% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products, water and liquid chemicals. In December 2022, we employed 316 revenue-producing drivers who operated our fleet of 268 Company tractors (excluding 3 being prepared for sale), 43 owner operators and 419 trailers from our 17 terminals and 6 satellite locations in Florida, Georgia, Alabama, and Tennessee.

Basis of Presentation

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the three months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2023. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2022.

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

The consolidated statements of income reflect charges and/or allocation to FRP Holdings, Inc. for these services of $223,000 and $253,000 for the three months ended December 31, 2022 and 2021, respectively. These charges to FRP are reflected as a reduction to the Company’s corporate expenses.

We employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(4) Long-Term debt. The Company had no long-term debt outstanding at December 31, 2022 and September 30, 2022. On July 6, 2021, Patriot Transportation Holding, Inc. (the “Company”) entered into the 2021 Amended and Restated Credit Agreement (the “The Amended and Restated Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Amended and Restated Credit Agreement modifies the Company's prior Credit Agreement with Wells Fargo, dated January 30, 2015, as amended by that certain First Amendment dated December 28, 2018. The Amended and Restated Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $15 million, with a separate sublimit for standby letters of credit. The credit facility limit may be increased to $25 million upon request by the Company, subject to the lender's discretion and the satisfaction of certain conditions. The interest rate under the Amended and Restated Credit Agreement is 1.10% over the Secured Overnight Financing Rate (“SOFR”). A commitment fee of 0.12% per annum is payable quarterly on the unused portion of the commitment. The Amended and Restated Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants including a minimum tangible net worth of $25 million. As of December 31, 2022, we had no outstanding debt borrowed on this revolver, $1,854,000 in commitments under letters of credit and $13,146,000 available for additional borrowings. The letter of credit fee is 1% and the applicable interest rate for borrowings would have been 5.4% on December 31, 2022.

This credit agreement contains certain conditions, affirmative financial covenants and negative covenants including a minimum tangible net worth. The Company was in compliance with all of its loan covenants as of December 31, 2022. As of December 31, 2022, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $2,690,000 combined.

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

The following details the computations of the basic and diluted Earnings per common share (dollars and shares in thousands, except per share amounts):

	Three Months ended
	December 31,
	2022	2021
Weighted average common shares outstanding during the period - shares used for basic earnings per common share	3,490	3,419

Common shares issuable under share based payment plans which are potentially dilutive	42	282

Common shares used for diluted earnings per common share	3,532	3,701

Net income	$485	6,439

Earnings per common share:
-basic	$0.14	1.88
-diluted	$0.14	1.74

For the three months ended December 31, 2022, 241,188 shares attributable to outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended December 31, 2021, no shares attributable to outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

Post Spin-Off Patriot Incentive Stock Plan

As part of the spin-off transaction, the Board of Directors of the Company adopted the Patriot Transportation Holding, Inc. Incentive Stock Plan (“Patriot Plan”) in January, 2015. In exchange for all outstanding FRP options held on January 30, 2015, existing Company directors, officers and key employees holding option grants in the FRP Stock Option Plan(s) were issued new grants in the Patriot and FRP Plans based upon the relative value of Patriot and FRP immediately following the completion of the spin-off with the same remaining terms. All related compensation expense has been allocated to the Company (rather than FRP) and included in corporate expenses. The number of common shares available for future issuance in the Patriot Plan was 35,811 at December 31, 2022.

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

In December 2016, the Company approved and issued a long-term performance incentive to an officer in the form of stock appreciation rights. As adjusted for the extraordinary dividend the Company granted 257,009 stock appreciation rights. The adjusted market price of the grant was $8.66, and the executive will get a cash award at age 65 based upon the stock price at that date compared to the adjusted market price of $8.66 but in no event will the award be less than $500,000. The Company is expensing the fair value of the award over the 9.1 year vesting period to the officer’s attainment of age 65, with periodic adjustments to the liability estimate based upon changes in the assumptions used to calculate the liability. The accrued liability under this plan as of December 31, 2022 and 2021 was $409,000 and $379,000, respectively.

The Company recorded the following Stock compensation expense in its consolidated statements of income (in thousands):

	Three Months ended
	December 31,
	2022	2021
Stock option grants	$45	57
Annual director stock award	—	—
	$45	57

A summary of Company stock options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at October 1, 2022	777,752	$7.44	5.3	$1,731
Expired	(10,174)	7.31		(22)
Exercised	(17,285)	7.31		(50)
Outstanding at December 31, 2022	750,293	$7.44	5.2	$1,659

Exercisable at December 31, 2022	599,867	$7.77	4.7	$1,413

Vested during three months ended December 31, 2022	100,104			$185

The aggregate intrinsic value of exercisable Company options was $306,000 and the aggregate intrinsic value of all outstanding in-the-money options was $446,000 based on the Company’s market closing price of $7.03 on December 30, 2022 less exercise prices.

The realized tax benefit from option exercises during the three months ended December 31, 2022 was $4,000. The unrecognized compensation expense of Patriot options granted as of December 31, 2022 was $310,000, which is expected to be recognized over a weighted-average period of 2.3 years.

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

At December 31, 2022 and September 30, 2022, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other financial instruments approximate their fair value based upon the short-term nature of these items.

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

Customers: During the first three months of fiscal 2023, the Company’s ten largest customers accounted for approximately 59.5% of our revenue and one of these customers accounted for 18.2% of our revenue. Accounts receivable from the ten largest customers was $2,990,000 and $2,861,000 at December 31, 2022 and September 30, 2022 respectively. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income.

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

On November 9, 2022, we extended our corporate headquarters’ lease for five years starting 5/1/23 and recorded the net modification of $1,087,000 in operating lease right-of-use assets, $1,233,000 in operating lease liabilities and $146,000 in receivables for tenant improvement allowance.

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

Overview

The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customers’ products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 86% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g., convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 14% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products, water and liquid chemicals. In December 2022, we employed 316 revenue-producing drivers who operated our fleet of 268 Company tractors (excluding 3 being prepared for sale), 43 owner operators and 419 trailers from our 17 terminals and 6 satellite locations in Florida, Georgia, Alabama, and Tennessee. We experience increased seasonal demand in Florida in the spring and in most of our other locations during the summer months.

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

ITEM	Three months ended December 31, 2022 vs. 2021
Operating Revenues	Up 11.1%
Revenue Miles	Down 5.5%
Revenue Per Mile	Up 17.5%
PAFR (incidents per 1M miles) goal of 1.87	1.55 vs. 2.93
Operating Ratio	97.3% vs. 58.5%
Driver Turnover Rate	73.7% vs. 80.0%
Avg. Driver Count incl. owner operators	Down 2.0%

First Quarter Highlights

•	Operating revenue per mile was up $.66, or 17.5%, due to rate increases and an improved business mix.

Comparative Results of Operations for the Three Months ended December 31, 2022 and 2021

	Three months ended December 31
(dollars in thousands)	2022	%	2021	%

Revenue miles (in thousands)	5,158		5,457

Operating revenues	22,850	100.0%	20,571	100.0%

Cost of operations:
Compensation and benefits	10,205	44.7%	9,084	44.2%
Fuel expenses	3,320	14.5%	2,718	13.2%
Repairs & tires	1,354	5.9%	1,216	5.9%
Other operating	689	3.0%	744	3.6%
Insurance and losses	1,984	8.7%	1,810	8.8%
Depreciation expense	1,274	5.6%	1,477	7.2%
Rents, tags & utilities	648	2.8%	673	3.3%
14

Sales, general & administrative	2,327	10.2%	2,465	12.0%
Corporate expenses	495	2.2%	533	2.6%
Gain on sale of terminal sites	—	0.0%	(8,330)	-40.5%
Gain on disposition of PP&E	(66)	-0.3%	(360)	-1.8%
Total cost of operations	22,230	97.3%	12,030	58.5%

Total operating profit	$620	2.7%	8,541	41.5%

The Company reported net income of $485,000, or $.14 per share for the quarter ended December 31, 2022, compared to $6,439,000, or $1.74 per share, in the same quarter last year which included $6,281,000, or $1.70 per share, from after tax gains on real estate sales.

Revenue miles were down 299,000, or 5.5%, over the same quarter last year due to a lower average driver count partially resulting from the closure of our Nashville location. Operating revenues for the quarter were $22,850,000, up $2,279,000 from the same quarter last year due to rate increases, higher fuel surcharges and an improved business mix. Operating revenue per mile was up $.66, or 17.5%.

Compensation and benefits increased $1,121,000, mainly due to the increases in driver compensation offset by a lower driver count and non-driver personnel reductions. Fuel expense increased $602,000 due to higher diesel prices. Insurance and losses increased $174,000. Depreciation expense was down $203,000 in the quarter. In this quarter the gain on sale of terminal sites was $0 versus $8,330,000 from the sale of Tampa in last year’s 1st quarter. Gain on sale of assets was $66,000 versus $360,000 in the same quarter last year.

As a result, operating profit this quarter was $620,000 compared to $8,541,000 in last year’s 1st quarter.

Liquidity and Capital Resources. The Company maintains its operating accounts with Wells Fargo Bank, N.A. and these accounts directly sweep overnight against the Wells Fargo revolver. As of December 31, 2022, we had no debt outstanding on this revolver, $1,854,000 letters of credit and $13,146,000 available for additional borrowings. The Company expects our fiscal year 2023 cash generation to cover the cost of our operations and our budgeted capital expenditures.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Three months
	Ended December 31,
	2022	2021
Total cash provided by (used for):
Operating activities	$1,414	1,605
Investing activities	(2,025)	8,892
Financing activities	117	(12,696)
Decrease in cash and cash equivalents	$(494)	(2,199)

Outstanding debt at the beginning of the period	—	—
Outstanding debt at the end of the period	—	—

Operating Activities - Net cash provided by operating activities (as set forth in the cash flow statement) was $1,414,000 for the three months ended December 31, 2022, compared to $1,605,000 in the same period last year. The total of net income plus depreciation and amortization and less gains on sales of property and equipment increased $2,231,000 versus the same period last year. These changes are described above under "Comparative Results of Operations." These changes comprise the majority of the increase in net cash provided by operating activities.

Investing Activities – Investing activities include the purchase of property and equipment, any business acquisitions and proceeds from sales of property and equipment upon retirement. For the three months ended December 31, 2022, cash used in investing activities was $2,025,000 which included the purchase of plant, property and equipment net of the proceeds from retirements. For the three months ended December 31, 2021, cash provided by investing activities was $8,892,000 which included the proceeds from retirements net of the purchase of plant, property and equipment.

Financing Activities – Financing activities primarily include net changes to our outstanding revolving debt, proceeds from the sale of shares of common stock through employee equity incentive plans, and dividends. For the three months ended December 31, 2022, cash provided by financing activities was $117,000 due to proceeds from exercised stock options offset by expired stock options. For the three months ended December 31, 2021, cash used in financing activities was $12,696,000 primarily due to dividends paid. We had no outstanding long-term debt on December 31, 2022 or 2021.

Credit Facilities - The Company has a five-year credit agreement with Wells Fargo Bank N.A. which provides a $15 million revolving line of credit with a $10 million sublimit for stand-by letters of credit. The amounts outstanding under the credit agreement bear interest at a rate of 1.1% over the Secured Overnight Financing Rate (“SOFR”), which may change quarterly based on the Company’s ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.12% per annum is payable quarterly on the unused portion of the commitment. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth. As of December 31, 2022, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $2,690,000 combined.

Cash Requirements - The Company currently expects its fiscal 2023 capital expenditures to be approximately $12.0 million for replacement equipment which we expect to be fully funded by our cash generated from our operations. The amount of capital expenditures through December 31, 2022 were $2,132,000.

Summary and Outlook. The goal in FY 2022 remained on increasing revenues to allow us to raise driver pay, improve our retention and increase our margins, all of which were accomplished. We were able to add some quality new business with both existing and new customers in a few markets throughout the first quarter and hope to see that trend continue in 2023. Inflation continues to challenge us and we continue to successfully negotiate additional rate increases with most of our customers on our existing book of business and will seek to replace business where the rate negotiations do not allow us to cover our higher expenses.

Our balance sheet remained stable with $7.8 million of cash and cash equivalents as of December 31, 2022, with no outstanding debt. We replaced 9 tractors during the quarter. For the remainder of fiscal 2023 we are planning to replace 64 tractors (29 are replacing lease units) and ~10 trailers and anticipate a total capital expenditure of ~$12 million in fiscal 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the credit agreement. Under the Wells Fargo revolving credit line, the applicable spread for borrowings at December 31, 2022 was 1.1% over SOFR.

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

As of December 31, 2022, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

There have been no changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2022, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

(c)
Total
Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
October 1 through October 31	—	$—	—	$5,000,000

November 1 through November 30	—	$—	—	$5,000,000

December 1 through December 31	—	$—	—	$5,000,000

Total	—	$—	—

(1)	On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise. To date, the Company has not repurchased any common stock of the Company.

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 20.
18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT TRANSPORTATION HOLDING, INC.

Date: February 14, 2023	By	ROBERT E. SANDLIN
Robert E. Sandlin
President and Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Vice President, Chief Operating Officer,
Chief Financial Officer and Secretary
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller, Chief Accounting Officer and
Treasurer
(Principal Accounting Officer)

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2022

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
20