Form 10-Q
period 2023-03-31
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2023-05-10
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	May 8, 2023
Common Stock	3,526,489
1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2023

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

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	September 30,
Assets	2023	2022
Current assets:
Cash and cash equivalents	$6,941	8,302
Accounts receivable (net of allowance for doubtful accounts of $62 and $68, respectively)	6,118	5,296
Inventory of parts and supplies	1,007	1,006
Prepaid tires on equipment	1,576	1,486
Prepaid taxes and licenses	241	378
Prepaid insurance	3,538	3,927
Prepaid expenses, other	186	163
Total current assets	19,607	20,558

Property and equipment, at cost	74,360	72,816
Less accumulated depreciation	52,860	52,567
Net property and equipment	21,500	20,249

Operating lease right-of-use assets	3,200	2,424
Goodwill	3,637	3,637
Intangible assets, net	457	556
Other assets, net	134	142
Total assets	$48,535	47,566

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,173	1,964
Federal and state taxes payable	33	594
Accrued payroll and benefits	3,238	3,208
Accrued insurance	601	1,053
Accrued liabilities, other	227	1,010
Operating lease liabilities, current portion	802	884
Total current liabilities	7,074	8,713

Operating lease liabilities, less current portion	2,769	1,705
Deferred income taxes	3,824	3,631
Accrued insurance	1,476	1,476
Other liabilities	841	854
Total liabilities	15,984	16,379
Commitments and contingencies	—	—
Shareholders’ Equity:
Preferred stock, 5,000,000 shares authorized, of which 250,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; None issued and outstanding	—	—
Common stock, $.10 par value; (25,000,000 shares authorized; 3,526,489 and 3,484,004 shares issued and outstanding, respectively)	353	348
Capital in excess of par value	40,351	39,958
Accumulated deficit	(8,230)	(9,190)
Accumulated other comprehensive income, net	77	71
Total shareholders’ equity	32,551	31,187
Total liabilities and shareholders’ equity	$48,535	47,566

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,		MARCH 31,
	2023	2022	2023	2022

Operating revenues	$23,465	20,928	46,315	41,499

Cost of operations:
Compensation and benefits	11,043	8,962	21,248	18,046
Fuel expenses	2,998	3,160	6,318	5,878
Repairs & tires	1,387	1,445	2,741	2,661
Other operating	819	710	1,508	1,454
Insurance and losses	1,644	2,574	3,628	4,384
Depreciation expense	1,299	1,406	2,573	2,883
Rents, tags & utilities	643	708	1,291	1,381
Sales, general & administrative	2,696	2,152	5,023	4,617
Corporate expenses	627	569	1,122	1,102
Gain on sale of terminal sites	—	—	—	(8,330)
Gain on disposition of PP&E	(275)	(119)	(341)	(479)
Total cost of operations	22,881	21,567	45,111	33,597

Total operating profit (loss)	584	(639)	1,204	7,902

Interest income and other	76	3	141	4
Interest expense	(5)	(4)	(9)	(9)

Income (loss) before income taxes	655	(640)	1,336	7,897
Provision for (benefit from) income taxes	180	(150)	376	1,948

Net income (loss)	$475	(490)	$960	5,949

Unrealized investment gains (losses), net	2	(3)	6	(3)

Comprehensive income (loss)	$477	(493)	$966	5,946

Earnings per common share:
Net income (loss) -
Basic	$0.14	(0.14)	0.27	1.73
Diluted	$0.13	(0.14)	0.27	1.63

Number of shares (in thousands) used in computing:
-basic earnings per common share	3,518	3,458	3,504	3,439
-diluted earnings per common share	3,557	3,458	3,545	3,658

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2023 AND 2022

(In thousands)

(Unaudited)

	Six months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$960	5,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,868	3,165
Non-cash lease expense	460	489
Deferred income taxes	193	(581)
Gain on asset dispositions	(341)	(8,858)
Stock-based compensation	281	265
Net changes in operating assets and liabilities:
Accounts receivable	(822)	(1,249)
Inventory of parts and supplies	(1)	(195)
Prepaid expenses	413	1,255
Other assets	13	3
Accounts payable and accrued liabilities	(996)	(866)
Income taxes payable and receivable	(561)	1,448
Operating lease liabilities	(254)	(432)
Long-term insurance liabilities and other long-term liabilities	(13)	(13)
Net cash provided by operating activities	2,200	380

Cash flows from investing activities:
Purchase of property and equipment	(4,096)	(2,165)
Proceeds from the sale of property, plant and equipment	418	10,173
Net cash (used in) provided by investing activities	(3,678)	8,008

Cash flows from financing activities:
Dividends paid	—	(12,808)
Expired stock options	(10)	—
Proceeds from exercised stock options	127	315
Net cash provided by (used in) financing activities	117	(12,493)

Net decrease in cash and cash equivalents	(1,361)	(4,105)
Cash and cash equivalents at beginning of period	8,302	10,899
Cash and cash equivalents at end of the period	$6,941	6,794

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8	8
Income taxes	746	1,080
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	1,236	1,453

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED MARCH 31, 2023 AND 2022

(In thousands)

(Unaudited)

				(Accum.	Accumulated
			Capital in	Deficit)	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income, net	Equity

Balance as of October 1, 2021	3,415,643	$342	$39,257	$(3,572)	$89	$36,116

Stock-based compensation	—	—	109	—	—	109
Exercise of stock options	46,377	4	311	—	—	315
Director grant	18,900	2	154	—	—	156
Cash dividends paid ($3.75 per share)	—	—	—	(12,808)	—	(12,808)
					—	—
Net income	—	—	—	5,949	—	5,949
Unrealized investment losses, net	—	—	—	—	(3)	(3)
Balance as of March 31, 2022	3,480,920	$348	$39,831	$(10,431)	$86	$29,834

Balance as of October 1, 2022	3,484,004	$348	$39,958	$(9,190)	$71	$31,187

Stock-based compensation	—	—	84	—	—	84
Exercise of stock options	17,285	2	125	—	—	127
Director grant	25,200	3	194	—	—	197

Expired stock options	—	—	(10)	—	—	(10)
Net income	—	—	—	960	—	960
Unrealized investment gains, net	—	—	—	—	6	6
Balance as of March 31, 2023	3,526,489	$353	$40,351	$(8,230)	$77	$32,551

Balance as of January 1, 2022	3,431,896	$343	$39,425	$(9,941)	$89	$29,916

Stock-based compensation	—	—	52	—	—	52
Exercise of stock options	30,124	3	200	—	—	203
Director grant	18,900	2	154	—	—	156

Net loss	—	—	—	(490)	—	(490)
Unrealized investment losses, net	—	—	—	—	(3)	(3)
Balance as of March 31, 2022	3,480,920	$348	$39,831	$(10,431)	$86	$29,834

Balance as of January 1, 2023	3,501,289	$350	$40,118	$(8,705)	$75	$31,838

Stock-based compensation	—	—	39	—	—	39
Director grant	25,200	3	194	—	—	197

Net income	—	—	—	475	—	475
Unrealized investment gains, net	—	—	—	—	2	2
Balance as of March 31, 2023	3,526,489	$353	$40,351	$(8,230)	$77	$32,551

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

(1) Description of Business and Basis of Presentation.

Description of Business

Company’s Business. The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul; rather, we act as a third party carrier to deliver our customers’ products from point A to point B, using predominantly Company employees driving Company owned tractors and tank trailers. Approximately 85% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g., convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 15% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products, water and liquid chemicals. In March 2023, we employed 324 revenue-producing drivers who operated our fleet of 260 Company tractors (excluding 7 being placed in service), 50 owner operators and 421 trailers from our 17 terminals and 6 satellite locations in Florida, Georgia, Alabama, and Tennessee.

Basis of Presentation

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the six months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2023. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2022.

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

(2) Recently Issued Accounting Standards. None.

(3) Related Party Agreements. The Company provides FRP Holdings, Inc. (FRP) certain services including the services of certain shared executive officers. FRP may be considered a related party due to common significant shareholder ownership and shared common officers. A written agreement exists outlining the terms of such services and the boards of the respective companies amended and extended this agreement for one year effective April 1, 2023.

The consolidated statements of income reflect charges and/or allocation to FRP Holdings, Inc. for these services of $225,000 and $223,000 for the three months ended March 31, 2023 and 2022, and $448,000 and $476,000 for the six months ended March 31, 2023 and 2022, respectively. These charges to FRP are reflected as a reduction to the Company’s corporate expenses.

We employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(4) Long-Term debt. The Company had no long-term debt outstanding at March 31, 2023 and September 30, 2022. On July 6, 2021, Patriot Transportation Holding, Inc. (the “Company”) entered into the 2021 Amended and Restated Credit Agreement (the “The Amended and Restated Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Amended and Restated Credit Agreement modifies the Company's prior Credit Agreement with Wells Fargo, dated January 30, 2015, as amended by that certain First Amendment dated December 28, 2018. The Amended and Restated Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $15 million, with a separate sublimit for standby letters of credit. The credit facility limit may be increased to $25 million upon request by the Company, subject to the lender's discretion and the satisfaction of certain conditions. The interest rate under the Amended and Restated Credit Agreement is 1.10% over the Secured Overnight Financing Rate (“SOFR”). A commitment fee of 0.12% per annum is payable quarterly on the unused portion of the commitment. The Amended and Restated Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants including a minimum tangible net worth of $25 million. As of March 31, 2023, we had no outstanding debt borrowed on this revolver, $1,854,000 in commitments under letters of credit and $13,146,000 available for additional borrowings. The letter of credit fee is 1% and the applicable interest rate for borrowings would have been 5.93% on March 31, 2023.

This credit agreement contains certain conditions, affirmative financial covenants and negative covenants including a minimum tangible net worth. The Company was in compliance with all of its loan covenants as of March 31, 2023. As of March 31, 2023, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $3,457,000 combined.

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

The following details the computations of the basic and diluted Earnings per common share (dollars and shares in thousands, except per share amounts):

	Three months ended		Six months ended
	March 31,		March 31,
	2023	2022	2023	2022
Weighted average common shares outstanding during the period – shares used for basic earnings per common share	3,518	3,458	3,504	3,439

Common shares issuable under share based payment plans which are potentially dilutive	39	—	41	219

Common shares used for diluted earnings per common share	3,557	3,458	3,545	3,658

Net income (loss)	$475	(490)	960	5,949

Earnings (loss) per common share:
-basic	$0.14	(0.14)	0.27	1.73
-diluted	$0.13	(0.14)	0.27	1.63

For the three and six months ended March 31, 2023, 367,013 shares attributable to outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended March 31, 2022, 241,188 and 27,082 shares attributable to outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

Post Spin-Off Patriot Incentive Stock Plan

As part of the spin-off transaction, the Board of Directors of the Company adopted the Patriot Transportation Holding, Inc. Incentive Stock Plan (“Patriot Plan”) in January, 2015. In exchange for all outstanding FRP options held on January 30, 2015, existing Company directors, officers and key employees holding option grants in the FRP Stock Option Plan(s) were issued new grants in the Patriot and FRP Plans based upon the relative value of Patriot and FRP immediately following the completion of the spin-off with the same remaining terms. All related compensation expense has been allocated to the Company (rather than FRP) and included in corporate expenses. The number of common shares available for future issuance in the Patriot Plan was 10,611 at March 31, 2023.

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

In December 2016, the Company approved and issued a long-term performance incentive to an officer in the form of stock appreciation rights. As adjusted for the extraordinary dividend the Company granted 257,009 stock appreciation rights. The adjusted market price of the grant was $8.66, and the executive will get a cash award at age 65 based upon the stock price at that date compared to the adjusted market price of $8.66 but in no event will the award be less than $500,000. The Company is expensing the fair value of the award over the 9.1 year vesting period to the officer’s attainment of age 65, with periodic adjustments to the liability estimate based upon changes in the assumptions used to calculate the liability. The accrued liability under this plan as of March 31, 2023 and 2022 was $416,000 and $387,000, respectively.

The Company recorded the following Stock compensation expense in its consolidated statements of income (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2023	2022	2023	2022
Stock option grants	$39	52	84	109
Annual director stock award	197	156	197	156
	$236	208	281	265

A summary of Company stock options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at October 1, 2022	777,752	$7.44	5.3	$1,731
Expired	(10,174)	7.31		(22)
Exercised	(17,285)	7.31		(50)
Outstanding at March 31, 2023	750,293	$7.44	4.9	$1,659

Exercisable at March 31, 2023	599,867	$7.77	4.4	$1,413

Vested during six months ended March 31, 2023	100,104			$185

The aggregate intrinsic value of exercisable Company options was $477,000 and the aggregate intrinsic value of all outstanding in-the-money options was $755,000 based on the Company’s market closing price of $8.00 on March 31, 2023 less exercise prices.

The realized tax benefit from option exercises during the six months ended March 31, 2023 was $4,000. The unrecognized compensation expense of Patriot options granted as of March 31, 2023 was $270,000, which is expected to be recognized over a weighted-average period of 2.1 years.

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

At March 31, 2023 and September 30, 2022, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other financial instruments approximate their fair value based upon the short-term nature of these items.

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

Customers: During the first six months of fiscal 2023, the Company’s ten largest customers accounted for approximately 59.8% of our revenue and one of these customers accounted for 17.3% of our revenue. Accounts receivable from the ten largest customers was $3,337,000 and $2,861,000 at March 31, 2023 and September 30, 2022 respectively. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income.

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

Overview

The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customers’ products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 85% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g., convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 15% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products, water and liquid chemicals. In March 2023, we employed 324 revenue-producing drivers who operated our fleet of 260 Company tractors (excluding 7 being placed in service), 50 owner operators and 421 trailers from our 17 terminals and 6 satellite locations in Florida, Georgia, Alabama, and Tennessee. We experience increased seasonal demand in Florida in the spring and in most of our other locations during the summer months.

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

ITEM	Six months ended March 31, 2023 vs. 2022
Operating Revenues	Up 11.6%
Revenue Miles	Down 1.9%
Revenue Per Mile	Up 13.8%
PAFR (incidents per 1M miles) goal of 1.87	1.51 vs. 1.86
Operating Ratio	97.4% vs. 81.0%
Driver Turnover Rate	78.8% vs. 72.0%
Avg. Driver Count incl. owner operators	Up 0.5%

Second Quarter Highlights

•	Operating revenue per mile was up $.40, or 10.2%, due to rate increases and an improved business mix.

Comparative Results of Operations for the Three Months ended March 31, 2023 and 2022

	Three months ended March 31
(dollars in thousands)	2023	%	2022	%

Revenue miles (in thousands)	5,411		5,314

Operating revenues	23,465	100.0%	20,928	100.0%

Cost of operations:
Compensation and benefits	11,043	47.1%	8,962	42.9%
Fuel expenses	2,998	12.8%	3,160	15.1%
Repairs & tires	1,387	5.9%	1,445	6.9%
Other operating	819	3.5%	710	3.4%
Insurance and losses	1,644	7.0%	2,574	12.3%
Depreciation expense	1,299	5.5%	1,406	6.7%
Rents, tags & utilities	643	2.7%	708	3.4%
Sales, general & administrative	2,696	11.5%	2,152	10.3%
Corporate expenses	627	2.7%	569	2.7%
Gain on disposition of PP&E	(275)	-1.2%	(119)	-0.6%
Total cost of operations	22,881	97.5%	21,567	103.1%

Total operating profit (loss)	$584	2.5%	(639)	-3.1%

The Company reported net income of $475,000, or $.13 per share for the quarter ended March 31, 2023, compared to a net loss of ($490,000), or ($.14) per share in the same quarter prior year.

Revenue miles were up 97,000, or 1.8%, over the same quarter last year. Operating revenues for the quarter were $23,465,000, up $2,537,000 from the same quarter last year due to rate increases, higher fuel surcharges and an improved business mix. Operating revenue per mile was up $.40, or 10.2%.

Compensation and benefits increased $2,081,000, mainly due to the increases in driver compensation, a $211,000 increase in training pay versus the same quarter last year and an increase in owner operators. Fuel expense decreased $162,000. Insurance and losses decreased $930,000 due to lower health and risk insurance claims. The second quarter last year included two large claims that combined for $752,500 in expense in that quarter). Depreciation expense was down $107,000 in the quarter. Sales, general & administrative increased $544,000 due mainly to management incentive compensation accrual. Gain on sale of assets was $275,000 versus $119,000 in the same quarter last year.

As a result, operating profit this quarter was $584,000 compared to an operating loss of ($639,000) in last year’s 2nd quarter.

Comparative Results of Operations for the Six Months ended March 31, 2023 and 2022

	Six months ended March 31
(dollars in thousands)	2023	%	2022	%

Revenue miles (in thousands)	10,569		10,771

Operating revenues	46,315	100.0%	41,499	100.0%

Cost of operations:
Compensation and benefits	21,248	45.9%	18,046	43.5%
Fuel expenses	6,318	13.6%	5,878	14.2%
Repairs & tires	2,741	5.9%	2,661	6.4%
Other operating	1,508	3.3%	1,454	3.5%
Insurance and losses	3,628	7.8%	4,384	10.6%
Depreciation expense	2,573	5.6%	2,883	6.9%
Rents, tags & utilities	1,291	2.8%	1,381	3.3%
Sales, general & administrative	5,023	10.8%	4,617	11.1%
Corporate expenses	1,122	2.4%	1,102	2.7%
Gain on sale of terminal sites	—	0.0%	(8,330)	-20.1%
Loss (gain) on disposition of PP&E	(341)	-0.7%	(479)	-1.1%
Total cost of operations	45,111	97.4%	33,597	81.0%

Total operating profit	$1,204	2.6%	7,902	19.0%

The Company reported net income of $960,000, or $.27 per share for the six months ended March 31, 2023, compared to $5,949,000, or $1.63 per share in the same period last year. Net income in the prior year first six months included $6,281,000, or $1.72 per share, from gains on real estate net of income taxes.

Revenue miles were down 202,000, or 1.9%, over the same period last year. Operating revenues for the period were $46,315,000, up $4,816,000 from the same period last year due to rate increases,

higher fuel surcharges and an improved business mix. Operating revenue per mile was up $.53, or 13.8%.

Compensation and benefits increased $3,202,000, mainly due to the increases in driver compensation, a $296,000 in training pay versus the same period last year and increases in owner operators. Fuel expense increased $440,000. Insurance and losses decreased $756,000 due to lower health and risk insurance claims. Depreciation expense was down $310,000 in the period. Sales, general & administrative increased $406,000 due mainly to management incentive compensation accrual. Gain on sale of assets was $341,000 versus $479,000 in the same period last year.

As a result, operating profit this period was $1,204,000 compared to $7,902,000 in the same period last year. Prior year gain on the sale of land was $8,330,000 due to the sale of our former terminal location in Tampa, FL. Operating ratio was 97.4 in the first six months versus 81.0 in the same period last year.

Liquidity and Capital Resources. The Company maintains its operating accounts with Wells Fargo Bank, N.A. and these accounts directly sweep overnight against the Wells Fargo revolver. As of March 31, 2023, we had no debt outstanding on this revolver, $1,854,000 letters of credit and $13,146,000 available for additional borrowings. The Company expects our fiscal year 2023 cash generation to cover the cost of our operations and our budgeted capital expenditures.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Six months
	Ended March 31,
	2023	2022
Total cash provided by (used for):
Operating activities	$2,200	380
Investing activities	(3,678)	8,008
Financing activities	117	(12,493)
Decrease in cash and cash equivalents	$(1,361)	(4,105)

Outstanding debt at the beginning of the period	—	—
Outstanding debt at the end of the period	—	—

Operating Activities - Net cash provided by operating activities (as set forth in the cash flow statement) was $2,200,000 for the six months ended March 31, 2023, compared to $380,000 in the same period last year. The total of net income plus depreciation and amortization and less gains on sales of property and equipment increased $3,231,000 versus the same period last year. These changes are described above under "Comparative Results of Operations." These changes comprise the majority of the increase in net cash provided by operating activities.

Investing Activities – Investing activities include the purchase of property and equipment, any business acquisitions and proceeds from sales of property and equipment upon retirement. For the six months ended March 31, 2023, cash used in investing activities was $3,678,000 which included the purchase of plant, property and equipment net of the proceeds from retirements. For the six months ended March 31, 2022, cash provided by investing activities was $8,008,000 which included the proceeds from retirements net of the purchase of plant, property and equipment.

Financing Activities – Financing activities primarily include net changes to our outstanding revolving debt, proceeds from the sale of shares of common stock through employee equity incentive plans, and dividends. For the six months ended March 31, 2023, cash provided by financing activities was $117,000 due to proceeds from exercised stock options offset by expired stock options. For the six months ended March 31, 2022, cash used in financing activities was $12,493,000 due to dividends paid offset by proceeds from exercised stock options. We had no outstanding long-term debt on March 31, 2023 or 2022.

Credit Facilities - The Company has a five-year credit agreement with Wells Fargo Bank N.A. which provides a $15 million revolving line of credit with a $10 million sublimit for stand-by letters of credit. The amounts outstanding under the credit agreement bear interest at a rate of 1.1% over the Secured Overnight Financing Rate (“SOFR”), which may change quarterly based on the Company’s ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.12% per annum is payable quarterly on the unused portion of the commitment. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth. As of March 31, 2023, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $3,457,000 combined.

Cash Requirements - The Company currently expects its fiscal 2023 capital expenditures to be approximately $12.0 million for replacement equipment which we expect to be fully funded by our cash generated from our operations. The amount of capital expenditures through March 31, 2023 were $4,096,000.

Summary and Outlook. While the driver market is still challenging, we are off to a solid start in fiscal 2023. Total revenue, revenue per mile and driver count have all increased since the same period last year. Since the start of our fiscal year we have increased our average driver count by ~30 drivers which resulted in the Company beating revenue miles versus the same quarter last year for the first time in several years. April of 2021 was when we made our first significant driver pay increase (15%) and focused on improving in many areas to help us retain our drivers. Since that time, our driver pay is up 25-35% across all markets and our turnover rate YTD has improved to 79% versus 105% in fiscal year 2021. While the training cost has increased significantly, the added driver capacity is welcome and has allowed us to continue to add some quality new business with both existing and new customers in a few markets and we are working to continue that trend.

Our balance sheet remained stable with $6.9 million of cash as of March 31, 2023, with no outstanding debt. Through the first six months we have purchased 21 new tractors. For the remainder of fiscal 2023 we are planning to replace 52 additional tractors (29 are replacing lease units) and ~10 trailers and anticipate a total capital expenditure of ~$12 million in fiscal 2023.

.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the credit agreement. Under the Wells Fargo revolving credit line, the applicable spread for borrowings at March 31, 2023 was 1.1% over SOFR.

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

As of March 31, 2023, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

Item 2. PURCHASES OF EQUITY SECURITIES BY THE ISSUER

(c)
Total
Number of
			Shares	(d)
			Purchased	Approximate
	(a)		As Part of	Dollar Value of
	Total	(b)	Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share	Programs	or Programs (1)
January 1 through January 31	—	$—	—	$5,000,000

February 1 through February 28	—	$—	—	$5,000,000

March 1 through March 31	—	$—	—	$5,000,000

Total	—	$—	—

(1)	On February 4, 2015, the Board of Directors authorized management to expend up to $5,000,000 to repurchase shares of the Company’s common stock from time to time as opportunities arise. To date, the Company has not repurchased any common stock of the Company.

Item 6. EXHIBITS

(a)	Exhibits. The response to this item is submitted as a separate Section entitled "Exhibit Index", on page 21.
19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PATRIOT TRANSPORTATION HOLDING, INC.

Date: May 10, 2023	By	ROBERT E. SANDLIN
Robert E. Sandlin
President and Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Vice President, Chief Operating Officer,
Chief Financial Officer and Secretary
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller, Chief Accounting Officer and
Treasurer
(Principal Accounting Officer)

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

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
21