Form 10-Q
period 2023-06-30
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2023-08-03
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2023

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [_]    No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	August 3, 2023
Common Stock	3,526,489
1

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2023

CONTENTS

Preliminary Note Regarding Forward-Looking Statements.

Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements.

These forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources and competition and may be indicated by words or phrases such as “anticipate”, “estimate”, “plans”, “projects”, “continuing”, “ongoing”, “expects”, “management believes”, “the Company believes”, “the Company intends” and similar words or phrases. The following factors and others discussed in the Company’s periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: freight demand for petroleum products, as well as increased vehicle fuel efficiency, potential impacts on the COVID-19 pandemic on our operations and financial results; the increased popularity of electric vehicles; recessionary and terrorist impacts on travel in the Company’s markets; fuel costs and the Company’s ability to recover fuel surcharges; accident severity and frequency; risk insurance markets; driver availability and cost; the impact of future regulations, including regulations regarding the transportation industry and regulations intended to reduce greenhouse gas emissions; cyber-attacks; competition in our markets; interest rates, and inflation and general economic conditions. However, this list is not a complete statement of all potential risks or uncertainties.

These forward-looking statements are made as of the date hereof based on management’s current expectations, and the Company does not undertake an obligation to update such statements, whether as a result of new information, future events or otherwise. Additional information regarding these and other risk factors may be found in the Company’s other filings made from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	September 30,
Assets	2023	2022
Current assets:
Cash and cash equivalents	$7,425	8,302
Accounts receivable (net of allowance for doubtful accounts of $62 and $68, respectively)	5,690	5,296
Inventory of parts and supplies	928	1,006
Prepaid tires on equipment	1,656	1,486
Prepaid taxes and licenses	151	378
Prepaid insurance	2,301	3,927
Prepaid expenses, other	136	163
Total current assets	18,287	20,558

Property and equipment, at cost	76,106	72,816
Less accumulated depreciation	51,393	52,567
Net property and equipment	24,713	20,249

Operating lease right-of-use assets	2,969	2,424
Goodwill	3,637	3,637
Intangible assets, net	408	556
Other assets, net	129	142
Total assets	$50,143	47,566

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,882	1,964
Federal and state taxes payable	122	594
Accrued payroll and benefits	3,902	3,208
Accrued insurance	525	1,053
Accrued liabilities, other	327	1,010
Operating lease liabilities, current portion	738	884
Total current liabilities	7,496	8,713

Operating lease liabilities, less current portion	2,615	1,705
Deferred income taxes	3,944	3,631
Accrued insurance	1,476	1,476
Other liabilities	836	854
Total liabilities	16,367	16,379
Commitments and contingencies	—	—
Shareholders’ Equity:
Preferred stock, 5,000,000 shares authorized, of which 250,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; None issued and outstanding	—	—
Common stock, $.10 par value; (25,000,000 shares authorized; 3,526,489 and 3,484,004 shares issued and outstanding, respectively)	353	348
Capital in excess of par value	40,390	39,958
Accumulated deficit	(7,043)	(9,190)
Accumulated other comprehensive income, net	76	71
Total shareholders’ equity	33,776	31,187
Total liabilities and shareholders’ equity	$50,143	47,566

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2023	2022	2023	2022

Operating revenues	$24,253	23,501	70,568	65,000

Cost of operations:
Compensation and benefits	11,264	9,774	32,512	27,820
Fuel expenses	2,723	3,965	9,041	9,843
Repairs & tires	1,649	1,502	4,390	4,163
Other operating	792	739	2,300	2,193
Insurance and losses	1,652	1,918	5,280	6,302
Depreciation expense	1,360	1,363	3,933	4,246
Rents, tags & utilities	669	651	1,960	2,032
Sales, general & administrative	2,709	2,328	7,732	6,945
Corporate expenses	368	511	1,490	1,613
Gain on sale of terminal sites	—	—	—	(8,330)
Gain on disposition of PP&E	(432)	(163)	(773)	(642)
Total cost of operations	22,754	22,588	67,865	56,185

Total operating profit	1,499	913	2,703	8,815

Interest income and other	87	13	228	17
Interest expense	(4)	(4)	(13)	(13)

Income before income taxes	1,582	922	2,918	8,819
Provision for income taxes	395	151	771	2,099

Net income	$1,187	771	2,147	6,720

Unrealized investment gains (losses), net	(1)	(4)	5	(7)

Comprehensive income	$1,186	767	2,152	6,713

Earnings per common share:
Net income -
Basic	$0.34	0.22	0.61	1.95
Diluted	$0.33	0.22	0.60	1.85

Number of shares (in thousands) used in computing:
-basic earnings per common share	3,527	3,483	3,511	3,453
-diluted earnings per common share	3,630	3,504	3,585	3,628

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2023 AND 2022

(In thousands)

(Unaudited)

	Nine months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$2,147	6,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,379	4,666
Non-cash lease expense	691	724
Deferred income taxes	313	(1,086)
Gain on asset dispositions	(783)	(9,033)
Stock-based compensation	320	340
Net changes in operating assets and liabilities:
Accounts receivable	(394)	(574)
Inventory of parts and supplies	78	(357)
Prepaid expenses	1,710	1,865
Other assets	17	2
Accounts payable and accrued liabilities	(599)	(49)
Income taxes payable and receivable	(472)	1,412
Operating lease liabilities	(472)	(638)
Long-term insurance liabilities and other long-term liabilities	(18)	(17)
Net cash provided by operating activities	6,917	3,975

Cash flows from investing activities:
Purchase of property and equipment	(8,816)	(2,859)
Proceeds from the sale of property, plant and equipment	905	10,427
Net cash (used in) provided by investing activities	(7,911)	7,568

Cash flows from financing activities:
Dividends paid	—	(12,808)
Expired stock options	(10)	—
Proceeds from exercised stock options	127	315
Net cash provided by (used in) financing activities	117	(12,493)

Net decrease in cash and cash equivalents	(877)	(950)
Cash and cash equivalents at beginning of period	8,302	10,899
Cash and cash equivalents at end of the period	$7,425	9,949

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$12	12
Income taxes	931	1,770
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	1,236	1,453

See notes to consolidated financial statements.

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED JUNE 30, 2023 AND 2022

(In thousands)

(Unaudited)

				(Accum.	Accumulated
			Capital in	Deficit)	Other	Total
	Common Stock		Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income, net	Equity

Balance as of October 1, 2021	3,415,643	$342	$39,257	$(3,572)	$89	$36,116

Stock-based compensation	—	—	160	—	—	160
Exercise of stock options	46,377	4	311	—	—	315
Director grant	21,984	2	178	—	—	180
Cash dividends paid ($3.75 per share)	—	—	—	(12,808)	—	(12,808)
Net income	—	—	—	6,720	—	6,720
Unrealized investment losses, net	—	—	—	—	(7)	(7)
Balance as of June 30, 2022	3,484,004	$348	$39,906	$(9,660)	$82	$30,676

Balance as of October 1, 2022	3,484,004	$348	$39,958	$(9,190)	$71	$31,187

Stock-based compensation	—	—	123	—	—	123
Exercise of stock options	17,285	2	125	—	—	127
Director grant	25,200	3	194	—	—	197
Expired stock options	—	—	(10)	—	—	(10)
Net income	—	—	—	2,147	—	2,147
Unrealized investment gains, net	—	—	—	—	5	5
Balance as of June 30, 2023	3,526,489	$353	$40,390	$(7,043)	$76	$33,776

Balance as of April 1, 2022	3,480,920	$348	$39,831	$(10,431)	$86	$29,834

Stock-based compensation	—	—	51	—	—	51
Director grant	3,084	—	24	—	—	24
Net income	—	—	—	771	—	771
Unrealized investment losses, net	—	—	—	—	(4)	(4)
Balance as of June 30, 2022	3,484,004	$348	$39,906	$(9,660)	$82	$30,676

Balance as of April 1, 2023	3,526,489	$353	$40,351	$(8,230)	$77	$32,551

Stock-based compensation	—	—	39	—	—	39
Net income	—	—	—	1,187	—	1,187
Unrealized investment gains, net	—	—	—	—	(1)	(1)
Balance as of June 30, 2023	3,526,489	$353	$40,390	$(7,043)	$76	$33,776

PATRIOT TRANSPORTATION HOLDING, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

(1) Description of Business and Basis of Presentation.

Description of Business

Company’s Business. The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul; rather, we act as a third party carrier to deliver our customers’ products from point A to point B, using predominantly Company employees driving Company owned tractors and tank trailers. Approximately 85% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g., convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 15% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products, water and liquid chemicals. As of June 30, 2023, we employed 336 revenue-producing drivers who operated our fleet of 253 Company tractors (excluding 19 being placed in service), 52 owner operators and 402 trailers from our 17 terminals and 6 satellite locations in Florida, Georgia, Alabama, and Tennessee.

Basis of Presentation

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (primarily consisting of normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. Operating results for the nine months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2023. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2022.

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

The consolidated statements of income reflect charges and/or allocation to FRP Holdings, Inc. for these services of $226,000 and $224,000 for the three months ended June 30, 2023 and 2022, and $674,000 and $700,000 for the nine months ended June 30, 2023 and 2022, respectively. These charges to FRP are reflected as a reduction to the Company’s corporate expenses.

We employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

(4) Long-Term debt. The Company had no long-term debt outstanding at June 30, 2023 and September 30, 2022. On July 6, 2021, the Company entered into the 2021 Amended and Restated Credit Agreement (the “The Amended and Restated Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Amended and Restated Credit Agreement modifies the Company's prior Credit Agreement with Wells Fargo, dated January 30, 2015, as amended by that certain First Amendment dated December 28, 2018. The Amended and Restated Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $15 million, with a separate sublimit for standby letters of credit. The credit facility limit may be increased to $25 million upon request by the Company, subject to the lender's discretion and the satisfaction of certain conditions. The interest rate under the Amended and Restated Credit Agreement is 1.10% over the Secured Overnight Financing Rate (“SOFR”). A commitment fee of 0.12% per annum is payable quarterly on the unused portion of the commitment. The Amended and Restated Credit Agreement contains certain conditions, affirmative financial covenants and negative covenants including a minimum tangible net worth of $25 million. As of June 30, 2023, we had no outstanding debt borrowed on this revolver, $1,854,000 in commitments under letters of credit and $13,146,000 available for additional borrowings. The letter of credit fee is 1% and the applicable interest rate for borrowings would have been 6.16% on June 30, 2023.

This credit agreement contains certain conditions, affirmative financial covenants and negative covenants including a minimum tangible net worth. The Company was in compliance with all of its loan covenants as of June 30, 2023. As of June 30, 2023, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $4,731,000 combined.

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

The following details the computations of the basic and diluted Earnings per common share (dollars and shares in thousands, except per share amounts):

	Three months ended		Nine months ended
	June 30,		June 30,
	2023	2022	2023	2022
Weighted average common shares outstanding during the period – shares used for basic earnings per common share	3,527	3,483	3,511	3,453

Common shares issuable under share based payment plans which are potentially dilutive	103	21	74	175

Common shares used for diluted earnings per common share	3,630	3,504	3,585	3,628

Net income	$1,187	771	2,147	6,720

Earnings per common share:
-basic	$0.34	0.22	0.61	1.95
-diluted	$0.33	0.22	0.60	1.85

For the three and nine months ended June 30, 2023, 160,483 and 72,828 shares attributable to outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended June 30, 2022, 529,213 and 27,082 shares attributable to outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

Post Spin-Off Patriot Incentive Stock Plan

As part of the spin-off transaction, the Board of Directors of the Company adopted the Patriot Transportation Holding, Inc. Incentive Stock Plan (“Patriot Plan”) in January, 2015. In exchange for all outstanding FRP options held on January 30, 2015, existing Company directors, officers and key employees holding option grants in the FRP Stock Option Plan(s) were issued new grants in the Patriot and FRP Plans based upon the relative value of Patriot and FRP immediately following the completion of the spin-off with the same remaining terms. All related compensation expense has been allocated to the Company (rather than FRP) and included in corporate expenses. The number of common shares available for future issuance in the Patriot Plan was 10,611 at June 30, 2023.

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

In December 2016, the Company approved and issued a long-term performance incentive to an officer in the form of stock appreciation rights. As adjusted for the extraordinary dividend the Company granted 257,009 stock appreciation rights. The adjusted market price of the grant was $8.66, and the executive will get a cash award at age 65 based upon the stock price at that date compared to the adjusted market price of $8.66 but in no event will the award be less than $500,000. The Company is expensing the fair value of the award over the 9.1 year vesting period to the officer’s attainment of age 65, with periodic adjustments to the liability estimate based upon changes in the assumptions used to calculate the liability. The accrued liability under this plan as of June 30, 2023 and 2022 was $424,000 and $394,000, respectively.

The Company recorded the following Stock compensation expense in its consolidated statements of income (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock option grants	$39	51	123	160
Annual director stock award	—	24	197	180
	$39	75	320	340

A summary of Company stock options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at October 1, 2022	777,752	$7.44	5.3	$1,731
Expired	(10,174)	7.31		(22)
Exercised	(17,285)	7.31		(50)
Outstanding at June 30, 2023	750,293	$7.44	4.7	$1,659

Exercisable at June 30, 2023	599,867	$7.77	4.2	$1,413

Vested during nine months ended June 30, 2023	92,797			$171

The aggregate intrinsic value of exercisable Company options was $632,000 and the aggregate intrinsic value of all outstanding in-the-money options was $979,000 based on the Company’s market closing price of $8.46 on June 30, 2023 less exercise prices.

The realized tax benefit from option exercises during the nine months ended June 30, 2023 was $4,000. The unrecognized compensation expense of Patriot options granted as of June 30, 2023 was $231,000, which is expected to be recognized over a weighted-average period of 1.9 years.

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

At June 30, 2023 and September 30, 2022, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other financial instruments approximate their fair value based upon the short-term nature of these items.

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

Customers: During the first nine months of fiscal 2023, the Company’s ten largest customers accounted for approximately 60.1% of our revenue and one of these customers accounted for 16.9% of our revenue. Accounts receivable from the ten largest customers was $3,124,000 and $2,861,000 at June 30, 2023 and September 30, 2022 respectively. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income.

Deposits: Cash and cash equivalents are comprised of cash and an FDIC insured investment account at Wells Fargo Bank, N.A. and U.S. Treasury bills. The balance in the cash account may exceed FDIC limits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our annual report on Form 10-K for the fiscal year ending September 30, 2022. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described in “Forward-Looking Statements” below and “Risk Factors” on page 7 of our annual report on Form 10-K for the fiscal year ending September 30, 2022. Our actual results may differ materially from those contained in or implied by any forward-looking statements. We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this quarterly report on Form 10-Q, unless required by law.

Overview

The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc., is to transport petroleum and other liquids and dry bulk commodities. We do not own any of the products we haul, rather, we act as a third party carrier to deliver our customers’ products from point A to point B predominately using Company employees driving Company owned tractors and tank trailers. Approximately 85% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g., convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 15% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products, water and liquid chemicals. In June 2023, we employed 336 revenue-producing drivers who operated our fleet of 253 Company tractors (excluding 19 being placed in service), 52 owner operators and 402 trailers from our 17 terminals and 6 satellite locations in Florida, Georgia, Alabama, and Tennessee. We experience increased seasonal demand in Florida in the spring and in most of our other locations during the summer months.

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

ITEM	Nine months ended June 30, 2023 vs. 2022
Operating Revenues	Up 8.6%
Revenue Miles	Up 1.1%
Revenue Per Mile	Up 7.2%
PAFR (incidents per 1M miles) goal of 1.87	1.54 vs. 1.61
Operating Ratio	96.2% vs. 86.4%
Driver Turnover Rate	73.4% vs. 77.0%
Avg. Driver Count incl. owner operators	Up 3.5%

Third Quarter Highlights

•	Revenue miles were up 379,000, or 7.1%, over the same quarter last year.

Comparative Results of Operations for the Three Months ended June 30, 2023 and 2022

	Three months ended June 30
(dollars in thousands)	2023	%	2022	%

Revenue miles (in thousands)	5,713		5,334

Operating revenues	$24,253	100.0%	23,501	100.0%

Cost of operations:
Compensation and benefits	11,264	46.4%	9,774	41.6%
Fuel expenses	2,723	11.2%	3,965	16.9%
Repairs & tires	1,649	6.8%	1,502	6.4%
Other operating	792	3.3%	739	3.1%
Insurance and losses	1,652	6.8%	1,918	8.1%
Depreciation expense	1,360	5.6%	1,363	5.8%
Rents, tags & utilities	669	2.8%	651	2.8%
Sales, general & administrative	2,709	11.2%	2,328	9.9%
Corporate expenses	368	1.5%	511	2.2%
Gain on disposition of PP&E	(432)	-1.8%	(163)	-0.7%
Total cost of operations	22,754	93.8%	22,588	96.1%

Total operating profit	$1,499	6.2%	913	3.9%

The Company reported net income of $1,187,000, or $.33 per share for the quarter ended June 30, 2023, compared to $771,000, or $.22 per share in the same quarter last year.

Revenue miles were up 379,000, or 7.1%, over the same quarter last year. Operating revenues for the quarter were $24,253,000, up $752,000 from the same quarter last year due to higher miles, rate increases, and an improved business mix. Operating revenue per mile was down $.16, or 3.6% due mainly to lower fuel surcharges as diesel prices have declined since the same quarter last year.

Compensation and benefits increased $1,490,000, mainly due to the increases in driver compensation, a $126,000 increase in training pay versus the same quarter last year and an increase in owner operators. Fuel expense decreased $1,242,000 due to lower diesel prices in the quarter. Insurance and losses decreased $266,000 due to lower risk insurance claims offset by increased health insurance claims. Sales, general & administrative increased $381,000 due mainly to bonus accruals. Gain on sale of equipment was $432,000 versus $163,000 in the same quarter last year.

As a result, operating profit this quarter was $1,499,000 compared to $913,000 in the same quarter last year.

Comparative Results of Operations for the Nine Months ended June 30, 2023 and 2022

	Nine months ended June 30
(dollars in thousands)	2023	%	2022	%

Revenue miles (in thousands)	16,282		16,105

Operating revenues	$70,568	100.0%	65,000	100.0%

Cost of operations:
Compensation and benefits	32,512	46.1%	27,820	42.8%
Fuel expenses	9,041	12.8%	9,843	15.1%
Repairs & tires	4,390	6.2%	4,163	6.4%
Other operating	2,300	3.3%	2,193	3.4%
Insurance and losses	5,280	7.5%	6,302	9.7%
Depreciation expense	3,933	5.6%	4,246	6.5%
Rents, tags & utilities	1,960	2.8%	2,032	3.1%
Sales, general & administrative	7,732	10.9%	6,945	10.7%
Corporate expenses	1,490	2.1%	1,613	2.5%
Gain on sale of terminal sites	—	0.0%	(8,330)	-12.8%
Loss (gain) on disposition of PP&E	(773)	-1.1%	(642)	-1.0%
Total cost of operations	67,865	96.2%	56,185	86.4%

Total operating profit	$2,703	3.8%	8,815	13.6%

The Company reported net income of $2,147,000, or $.60 per share for the nine months ended June 30, 2023, compared to $6,720,000, or $1.85 per share in the same period last year. Net income in the nine months ended June 30, 2022 included $6,281,000, or $1.73 per share, from gains on real estate net of income taxes that did not occur in the current period.

Revenue miles were up 177,000, or 1.1%, over the same period last year. Operating revenues for the period were $70,568,000, up $5,568,000 from the same period last year due to rate increases and an improved business mix. Operating revenue per mile was up $.29, or 7.2%.

Compensation and benefits increased $4,692,000, mainly due to the increases in driver compensation, a $422,000 increase in training pay versus the same period last year and increases in owner operators. Fuel expense decreased $802,000 due to declining diesel prices in the second and third quarters offset by higher diesel prices in the first quarter. Insurance and losses decreased $1,022,000 due to lower risk and health insurance claims. Depreciation expense was down $313,000 in the period. Sales, general & administrative increased $787,000 due mainly to bonus accruals, increased travel and higher 401(k) match. Gain on sale of equipment was $773,000 versus $642,000 in the same period last year.

As a result, operating profit this period was $2,703,000 compared to $8,815,000 in the same period last year. Prior year gain on the sale of land was $8,330,000 due to the sale of our former terminal location in Tampa, FL. Operating ratio was 96.2 in the first nine months of the current year versus 86.4 in the same period last year.

Liquidity and Capital Resources. The Company maintains its operating accounts with Wells Fargo Bank, N.A. and these accounts directly sweep overnight against the Wells Fargo revolver. As of June 30, 2023, we had no debt outstanding on this revolver, $1,854,000 letters of credit and $13,146,000 available for additional borrowings. The Company expects our fiscal year 2023 cash generation to cover the cost of our operations and our budgeted capital expenditures.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Nine months
	Ended June 30,
	2023	2022
Total cash provided by (used for):
Operating activities	$6,917	3,975
Investing activities	(7,911)	7,568
Financing activities	117	(12,493)
Decrease in cash and cash equivalents	$(877)	(950)

Outstanding debt at the beginning of the period	—	—
Outstanding debt at the end of the period	—	—

Operating Activities - Net cash provided by operating activities was $6,917,000 for the nine months ended June 30, 2023, compared to $3,975,000 in the same period last year. The total of net income plus depreciation and amortization and less gains on sales of property and equipment increased $3,390,000 versus the same period last year. These changes are described above under "Comparative Results of Operations." These changes comprise the majority of the increase in net cash provided by operating activities.

Investing Activities – Investing activities include the purchase of property and equipment, any business acquisitions and proceeds from sales of property and equipment upon retirement. For the nine months ended June 30, 2023, cash used in investing activities was $7,911,000 which included the purchase of plant, property and equipment net of the proceeds from retirements. For the nine months ended June 30, 2022, cash provided by investing activities was $7,568,000 which included the proceeds from retirements net of the purchase of plant, property and equipment.

Financing Activities – Financing activities primarily include net changes to our outstanding revolving debt, proceeds from the sale of shares of common stock through employee equity incentive plans, and dividends. For the nine months ended June 30, 2023, cash provided by financing activities was $117,000 due to proceeds from exercised stock options offset by expired stock options. For the nine months ended June 30, 2022, cash used in financing activities was $12,493,000 due to dividends paid offset by proceeds from exercised stock options. We had no outstanding long-term debt on June 30, 2023 or 2022.

Credit Facilities - The Company has a five-year credit agreement with Wells Fargo Bank N.A. which provides a $15 million revolving line of credit with a $10 million sublimit for stand-by letters of credit. The amounts outstanding under the credit agreement bear interest at a rate of 1.1% over the Secured Overnight Financing Rate (“SOFR”), which may change quarterly based on the Company’s ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.12% per annum is payable quarterly on the unused portion of the commitment. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth. As of June 30, 2023, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $4,731,000 combined.

Cash Requirements - The Company currently expects its fiscal 2023 capital expenditures to be approximately $12.0 million for replacement equipment which we expect to be fully funded by our cash generated from our operations. The amount of capital expenditures through June 30, 2023 were $8,816,000.

Summary and Outlook. The adjustments we made to customer rates and driver pay beginning back in April, 2021 have benefitted us throughout this fiscal year. Our driver count has increased by approximately 12% since October 1 2022, our total revenue per mile is up over 7% and our annualized turnover rate has declined from 77.0% last year to 73.4% in fiscal 2023. While the driver training cost has increased significantly year over year, the added driver capacity has allowed us to add some quality new business with both existing and new customers in a few markets and we are working to continue that trend.

Our balance sheet remained stable with $7.4 million of cash as of June 30, 2023, with no outstanding debt. Through the first nine months we have purchased 52 new tractors. For the remainder of fiscal 2023 we are planning to replace 21 additional tractors (16 are replacing lease units) and anticipate a total capital expenditure of approximately $12 million in fiscal 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk - We are exposed to the impact of interest rate changes through our variable-rate borrowings under the credit agreement. Under the Wells Fargo revolving credit line, the applicable spread for borrowings at June 30, 2023 was 1.1% over SOFR.

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

As of June 30, 2023, the Company, under the supervision and with the participation of the Company's management, including the CEO, CFO and CAO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company’s CEO, CFO and CAO concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

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

PATRIOT TRANSPORTATION HOLDING, INC.

Date: August 3, 2023	By	ROBERT E. SANDLIN
Robert E. Sandlin
President and Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Vice President, Chief Operating Officer,
Chief Financial Officer and Secretary
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller, Chief Accounting Officer and
Treasurer
(Principal Accounting Officer)

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

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