Form 10-K
period 2023-09-30
PATRIOT TRANSPORTATION HOLDING, INC.
filed 2023-12-12
CIK 1616741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2023.

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. [_]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [_]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  [_]    No  [X]

The number of shares of the registrant’s common stock outstanding as of December 11, 2023 was 3,553,571. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant as of March 31, 2023, the last day of business of our most recently completed second fiscal quarter, was $20,484,376. Solely for purposes of this calculation, the registrant has assumed that all directors, officers and ten percent (10%) shareholders of the Company are affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None

2

PATRIOT TRANSPORTATION HOLDING, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2023

Preliminary Note Regarding Forward-Looking Statements.

Certain matters discussed in this report contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements.

These forward-looking statements are generally denoted by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “aim,” “target,” “plan,” “continue,” “estimate,” “project,” “may,” “will,” “should,” and similar expressions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. These factors include, but are not limited to: (a) the satisfaction of the conditions precedent to the consummation of the proposed merger with affiliates of United Petroleum Transports, Inc. (referred to herein as the “merger”), including, without limitation, the timely receipt of shareholder approval; (b) uncertainties as to the timing of the merger and the possibility that the merger may not be completed, including uncertainties regarding the acquiror’s ability to finance the merger; (c) unanticipated difficulties or expenditures relating to the merger; (d) the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement, including, in circumstances which would require the Company to pay a termination fee; (e) legal proceedings, judgments or settlements, including those that may be instituted against the Company, the Company’s Board of Directors, the Company’s executive officers and others following the announcement of the merger; (f) disruptions of current plans and operations caused by the announcement and pendency of the merger; (g) risks related to disruption of management’s attention from the Company’s ongoing business operations due to the merger; (h) potential difficulties in employee retention due to the announcement and pendency of the merger; (i) the response of customers, suppliers, drivers and regulators to the announcement and pendency of the merger; (j) disruptions in the execution of plans, strategies, goals and objectives of management for future operations caused by the merger; (k) changes in accounting standards or tax rates, laws or regulations; (l) economic, market, business or geopolitical conditions (including resulting from the COVID-19 pandemic, inflation, the conflict in Ukraine and related sanctions, or the conflict in the Middle East) or competition, or changes in such conditions, negatively affecting the Company’s business, operations and financial performance, including fuel costs; (m) risks that the price of the Company’s common stock may decline significantly if the merger is not completed; (n) the possibility that the Company could, following the merger, engage in operational or other changes that could result in meaningful appreciation in its value; (o) the possibility that the Company could, at a later date, engage in unspecified transactions, including restructuring efforts, special dividends or the sale of some or all of the Company’s assets to one or more as yet unknown purchasers, which could conceivably produce a higher aggregate value than that available to our shareholders in the merger; (p) freight demand for petroleum products including the impact of reduced commuting, as well as increased vehicle fuel efficiency and the increased popularity of electric vehicles; (q) accident severity and frequency; (r) risk insurance markets; (s) driver availability and cost; the impact of future regulations, including regulations regarding the transportation industry and regulations intended to reduce greenhouse gas emissions; (t) cyber-attacks; (u) competition in our markets; and (v) interest rates. However, this list is not a complete statement of all potential risks or uncertainties.

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

PART I

Item 1. BUSINESS.

Our Business. Our business, conducted through our wholly owned subsidiary Florida Rock & Tank Lines, Inc., consists of hauling petroleum related products, dry bulk commodities and liquids. We are one of the largest regional tank truck carriers in North America. We operate terminals in Florida, Georgia, Alabama, and Tennessee. We do not own any of the products we haul; rather, we act as a third-party carrier to deliver our customers’ products from point A to point B, using predominately Company employees and Company-owned tractors and tank trailers. Approximately 86% of our business consists of hauling liquid petroleum products (mostly gas and diesel fuel) from large scale fuel storage facilities to our customers’ retail outlets (e.g. convenience stores, truck stops and fuel depots) where we off-load the product into our customers’ fuel storage tanks for ultimate sale to the retail consumer. The remaining 14% of our business consists of hauling dry bulk commodities such as cement, lime and various industrial powder products, water and liquid chemicals. As of September 30, 2023, we employed 323 revenue-producing drivers who operated our fleet of 264 Company tractors, 52 owner operators and 389 trailers from our 17 terminals and 6 satellite locations.

Agreement and Plan of Merger. On November 1, 2023 the Company entered into a merger agreement under which affiliates of United Petroleum Transports, Inc. (“UPT”) will, subject to the terms and conditions set forth in the merger agreement, acquire all of the outstanding shares of the Company’s common stock for $16.26 per share in cash (referred to herein as, the “merger”). The transaction, which has been unanimously approved by the Company’s Board of Directors, is subject to the satisfaction of closing conditions, including the approval of the Company’s shareholders. UPT has obtained a customary financing commitment from an established lending institution pursuant to which the lender will provide financing that, together with other available sources, is expected to be sufficient to fund the merger consideration and other obligations under the merger agreement. Shareholders collectively beneficially owning 26.6% of the voting power of the Company’s common stock have agreed to vote in favor of the merger, subject to customary exceptions. Upon completion of the transaction, which the parties expect will occur by late 2023 or early 2024, the Company will become a private company and delist from the NASDAQ Global Select Market.

Tractors and Trailers. During fiscal 2023, the Company replaced 72 tractors and 5 trailers. We believe maintaining a modern fleet will result in reduced maintenance expenses, improved operating efficiencies and enhanced driver recruitment and retention.

Competition. The tank lines transportation business is extremely competitive and fragmented. We have multiple competitors in each of our markets, consisting of other carriers of varying sizes as well as our customers’ private fleets. Price, service, and location are the major competitive factors in each local market. Some of our competitors have greater financial resources and a more expansive geographic footprint than our company. Some of our competitors periodically reduce their prices to gain business, which may limit our ability to maintain or increase prices, implement new pricing strategies, or maintain significant growth in our business. Our largest competitors include Kenan Advantage Group, Eagle Transport, and Penn Tank Lines. We also compete with smaller carriers in most of our markets.

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

 Customers. Approximately 86% of our business consists of hauling petroleum related products. Our petroleum clients include major convenience store and hypermarket accounts, fuel wholesalers and major oil companies. We strive to build long-term relationships with major customers by providing outstanding customer service. During fiscal 2023, the Company’s ten largest customers accounted for approximately 60.0% of revenue. One of these customers accounted for 16.9% of revenue. The loss of any one of these customers could have a material adverse effect on the Company’s revenues and income. Our top 10 accounts have been customers for at least 10 years.

Our dry bulk and chemical customers include large industrial companies including cement and concrete accounts and product distribution companies. Our customer relationships are long-standing and have grown over time as a result of consistently high safety and service levels.

In September 2020, we entered into a contract with a customer to haul spring water in seven food grade trailers. This is the Company’s first venture into the food grade space.

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

Human Capital. As of September 30, 2023, the Company employed 466 people. Our industry is experiencing a severe shortage of qualified professional drivers with a tenured safe driving career. The trend we are seeing is that more and more of the applicants are drivers with little to no experience in the tank truck business, short driving careers in other lines of trucking, poor safety records and a pattern of job instability in their work history. As a result, in many markets we serve it is difficult to grow the driver count and, in some cases, to even maintain our historical or desired driver counts. There are several opportunities available today in our markets that will allow us to execute on our strategy so long as we can find, hire and retain qualified drivers to meet the demands of these opportunities.

Company Website Access and SEC Filings. The Company’s website may be accessed at www.patriottrans.com. All of our filings with the Securities and Exchange Commission (“SEC”) can be accessed free of charge through our website promptly after filing; however, in the event that the website is inaccessible, we will provide paper copies of our most recent annual report on Form 10-K, the most recent quarterly report on Form 10-Q, current reports filed or furnished on Form 8-K, and all related amendments, excluding exhibits, free of charge upon request. These filings are also accessible on the SEC’s website at www.sec.gov. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

General Information. Our stock transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane Plaza Level, New York, NY 10038, Telephone: 1-800-937-5449. The Company’s common stock is listed on the NASDAQ Global Market and trades under the stock symbol “PATI”. Our independent registered public accounting firm is Hancock Askew & Co. LLP, Jacksonville, Florida. Our legal counsel is Foley & Lardner LLP, Jacksonville, Florida.

Item 1A. RISK FACTORS.

Our future results may be affected by a number of factors over which we have little or no control. The following issues, uncertainties, and risks, among others, should be considered in evaluating our business and outlook. Also, note that additional risks not currently identified or known to us could also negatively impact our business or financial results.

Risks Related to the Merger

Risks related to the merger could materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

Completion of the merger is subject to a number of closing conditions, including obtaining the approval of our shareholders and upon UPT’s ability to obtain debt financing (as defined in the merger agreement). We can provide no assurance that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or the timing of the completion of the merger. Many of the conditions to completion of the merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any adverse consequence of the pending merger could be exacerbated by any delays in completion of the merger or termination of the merger agreement.

Each party’s obligation to consummate the merger is subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the merger agreement as of the closing of the merger, including, with respect to us, covenants to conduct our business in the ordinary course and to not engage in certain kinds of material transactions prior to closing. In addition, the merger agreement may be terminated under certain specified circumstances, including, but not limited to, in connection with a change in the recommendation of our Board to enter into an agreement for a Superior Proposal (as defined in the merger agreement). As a result, we cannot assure you that the merger will be completed, even if our shareholders approve the merger, or that, if completed, it will be exactly on the terms set forth in the merger agreement or within the expected time frame. In addition, we are subject to the following risks related to the merger:

  legal proceedings, judgments or settlements, including those that may be instituted against the Company, the Board, the Company’s executive officers and others following the announcement of the merger;

  disruptions of current plans and operations caused by the announcement and pendency of the merger;

  disruption of management’s attention from the Company’s ongoing business operations due to the merger;

  potential difficulties in employee retention due to the announcement and pendency of the merger;

  the response of customers, suppliers and drivers to the announcement and pendency of the merger;

  disruptions in the execution of plans, strategies, goals and objectives of management for future operations caused by the merger; and

  the price of the Company’s common stock price may decline significantly if the merger is not completed.

The occurrence of any of these events individually or in combination could affect the Company’s business, financial condition, results of operations, cash flows, projected results, and future prospects.

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

Our operations rely heavily on our employees, and any labor shortage, disruption or stoppage caused by poor relations with our employees, whether as a result of the pending merger or another reason, could reduce our operating margins and income. None of our employees are subject to collective bargaining agreements, although unions have traditionally been active in the U.S. trucking industry. Our workforce has been subject to union organization efforts from time to time, and we could be subject to future unionization efforts as our operations expand. Unionization of our workforce could result in higher compensation and working condition demands that could increase our operating costs or constrain our operating flexibility. We believe we are exempt from overtime pay rules under regulations of the Department of Transportation (“DOT”). However, our operating costs would increase if this exemption were rescinded or if a court determined that we were not exempt from these overtime pay rules.

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

We require large amounts of diesel fuel to operate our tractors. In 2021, 2022 and 2023, cost of fuel (including fuel taxes) represented approximately 11.9%, 15.1%, and 12.6%, respectively, of our total revenue. The market price for fuel can be extremely volatile and can be affected by a number of economic and political factors. In addition, changes in federal or state regulations can impact the price of fuel, as well as increase the amount we pay in fuel taxes.

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

Our business may be adversely affected by additional security measures and regulations applicable to the transport of hazardous materials.

Federal, state and municipal authorities have implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks and fingerprinting of drivers in connection with new hazardous materials endorsements on their licenses. Such measures may have costs associated with them which we are forced to bear. While we believe we are in compliance with these regulations, if existing requirements are interpreted differently by governmental authorities or additional new security measures are required, the timing of our deliveries may be disrupted and we may fail to meet the needs of our customers or incur increased expenses to do so. Such developments could have a material adverse effect on our operating results. Moreover, large trucks containing petroleum products are potential terrorist targets, and we may be obligated to take measures, including possible capital expenditures intended to protect our trucks. In addition, the insurance premiums charged for some or all of the coverage maintained by us could continue to increase dramatically or such coverage could be unavailable in the future.

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

Two of our directors, John D Baker II and Thompson S. Baker II, and their respective family members, beneficially own a significant percentage of our common stock. As a result, these individuals effectively may have the ability to direct the election of all members of our board of directors and to exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving us, our acquisition or disposition of assets, our borrowing of monies, our issuance of any additional securities, our repurchase of common stock and our payment of dividends. In connection with the pending merger, John D Baker II and Thompson S. Baker II entered into an Irrevocable Proxy and Agreement, pursuant to which, among other things, they have granted an irrevocable proxy to vote the shares of Company common stock owned by such shareholders in favor of the adoption of the merger agreement.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

As of September 30, 2023, our terminals and satellite locations were located in the following cities:

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

Item 3. LEGAL PROCEEDINGS.

Information about our legal proceedings is included in Note 11, “Contingent Liabilities” of the accompanying consolidated financial statements.

On December 4, 2023, a lawsuit was filed (Philip Stone v. Patriot Transportation Holding, Inc., John E. Anderson, John D. Baker, Thompson S. Baker II, Luke E Fichthorn III, Charles D. Hyman and Eric K. Mann) against the Company and its individual directors in the U.S. District Court for the Southern District of New York (Case 1:23-cv-10580). The complaint alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, in connection with alleged misleading statements or omissions of material fact in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on December 1, 2023 in connection with the pending merger with an affiliate of UPT. The complaint seeks an injunction and unspecified damages. The Company has also received several demand letters, purportedly on behalf of shareholders, making similar allegations. The Company believes that the claims are frivolous, meritless and that the Company and the individual director defendants have substantial legal and factual defenses to the claims.

Item 4. MINE SAFETY DISCLOSURES.

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There were approximately 312 holders of record of Patriot Transportation Holding, Inc. common stock, $.10 par value, as of September 30, 2023. The Company's common stock is traded on the Nasdaq Stock Market (Symbol PATI).

Dividends. On December 4, 2019, the Company’s Board of Directors declared a special cash dividend of $3.00 per share on the Company’s outstanding common stock. This special dividend was paid on January 30, 2020, to shareholders of record at the close of business on January 15, 2020. The Board of Directors also declared a quarterly dividend of $0.15 per share, paid on January 30, 2020, to shareholders of record on January 15, 2020. On December 4, 2020, the Company’s Board of Directors declared a special cash dividend of $3.00 per share on the Company’s outstanding common stock. This special dividend was paid on December 30, 2020, to shareholders of record at the close of business on December 17, 2020. On October 25, 2021, the Company’s Board of Directors declared a special cash dividend of $3.75 per share on the Company’s outstanding common stock. This special dividend was paid on November 15, 2021, to shareholders of record at the close of business on November 8, 2021. Information concerning restrictions on the payment of cash dividends set forth in our debt instruments is included in Note 3 to the consolidated financial statements included herein. In addition, the merger agreement prohibits us from paying dividends.

Securities Authorized for Issuance Under Equity Compensation Plans. Information regarding securities authorized for issuance under equity compensation plans is included in Item 12 of Part III of this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. Share repurchase activity during the three months ended September 30, 2023 was as follows:

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

Item 6. [RESERVED]

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

The business of the Company, conducted through our wholly owned subsidiary, Florida Rock & Tank Lines, Inc. (Tank Lines), which is a Southeastern U.S. based tank truck company, is to transport petroleum and other liquids and dry bulk commodities.

CONSOLIDATED FINANCIAL HIGHLIGHTS

Years ended September 30

(Amounts in thousands except per share amounts)

	2023	2022	% Change

Revenues	$94,785	87,882	7.9
Operating profit	$3,282	9,299	-64.7
Income before income taxes	$3,588	9,343	-61.6
Net income	$2,673	7,190	-62.8
Per common share:
Basic	$.76	2.08	-63.5
Diluted	$.74	1.98	-62.6

Total Assets	$52,667	47,566	10.7
Total Debt	$—	—	—
Shareholders' Equity	$34,331	31,187	10.1
Common Shares Outstanding	3,526	3,484	1.2
Book Value Per Common Share	$9.74	8.95	8.8

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

ITEM	FY 2023 vs. FY 2022
Operating Revenues	Up 7.9%
Revenue Miles	Up 2.7%
Revenue Per Mile	Up 4.8%
PAFR (incidents per 1M miles) goal of 1.87	1.42 vs 1.64
Operating Ratio	96.5% vs. 89.4%
Driver Turnover Rate	72.0% vs. 81.9%
Avg. Driver Count incl. owner operators	Up 5.0%

COMPARATIVE RESULTS OF OPERATIONS

	Fiscal Years ended September 30
(dollars in thousands)	2023	%	2022	%	2021	%

Revenue miles (in thousands)	21,872		21,293		23,832

Operating Revenues	$94,785	100.0%	87,882	100.0%	81,268	100.0%

Cost of operations:
Compensation and benefits	43,493	45.9%	37,906	43.1%	36,198	44.5%
Fuel expenses	11,971	12.6%	13,288	15.1%	9,630	11.9%
Repairs & tires	6,102	6.4%	5,760	6.6%	5,402	6.7%
Other operating	3,125	3.3%	3,027	3.4%	3,270	4.0%
Insurance and losses	7,064	7.5%	8,167	9.3%	7,261	8.9%
Depreciation expense	5,410	5.7%	5,537	6.3%	6,654	8.2%
Rents, tags & utilities	2,578	2.7%	2,650	3.0%	2,708	3.3%
Sales, general & administrative	10,592	11.2%	9,306	10.6%	8,764	10.8%
Corporate expenses	2,215	2.3%	2,011	2.3%	1,936	2.4%
Gain on sale of terminal sites	—	0.0%	(8,330)	-9.5%	(1,614)	-2.0%
Loss (gain) on disposition of PP&E	(1,047)	-1.1%	(739)	-0.8%	179	0.2%
Total cost of operations	91,503	96.5%	78,583	89.4%	80,388	98.9%

Total operating profit	$3,282	3.5%	9,299	10.6%	880	1.1%

Fiscal Year 2023 versus 2022

The Company reported net income of $2,673,000, or $.74 per share for the fiscal year ended September 30, 2023, compared to $7,190,000, or $1.98 per share in the same period last year. Net income in the fiscal year ended September 30, 2022 included $6,281,000, or $1.73 per share, from one-time gains on real estate net of income taxes.

Revenue miles were up 579,000, or 2.7%, over the same period last year. Operating revenues for the period were $94,785,000, up $6,903,000 from the same period last year due to an increase in miles, rate increases and an improved business mix. Operating revenue per mile was up $.20, or 4.8%.

Compensation and benefits increased $5,587,000, mainly due to the increases in driver compensation, a $331,000 increase in training pay versus the same period last year and increases in owner operators. Fuel expense decreased $1,317,000 due to lower diesel prices. Insurance and losses decreased $1,103,000 due to lower risk and health insurance claims. Depreciation expense was down $127,000 in the period. Sales, general & administrative increased $1,286,000 due mainly to bonus accruals, increased travel and higher 401(k) match. Corporate expenses were up $204,000 due to $368,000 of costs related to the pending merger. Gain on sale of equipment was $1,047,000 versus $739,000 in the same period last year.

As a result, operating profit this period was $3,282,000 compared to $9,299,000 in the same period last year. Prior year gain on the sale of land was $8,330,000 due to the sale of our former terminal location in Tampa, FL. Operating ratio was 96.5 versus 89.4 in the same period last year.

Fiscal Year 2022 versus 2021

The Company reported net income of $7,190,000, or $1.98 per share, in fiscal year 2022 compared to $625,000, or $.18 per share, in fiscal year 2021. Net income in fiscal year 2022 included $6,281,000, or $1.73 per share, from gains on real estate sales net of income taxes. Net income in fiscal year 2021 included $1,170,000, or $.34 per share, from gains on real estate sales net of income taxes.

Revenue miles in fiscal year 2022 were down 2,539,000, or 11%, over the prior year due to a lower average driver count (down ~40 drivers from last year). Operating revenues for fiscal year 2022 were $87,882,000, up $6,614,000 from fiscal year 2021. Operating revenue per mile in fiscal year 2022 was up $.72, or 21.1% due to rate increases, higher fuel surcharges and an improved business mix.

Compensation and benefits increased $1,708,000 in fiscal year 2022, mainly due to the increased driver compensation package offset by a lower driver count and non-driver personnel reductions. Fuel expense increased $3,658,000 in fiscal year 2022 as a result of higher diesel prices. Insurance and losses increased $906,000 in fiscal year 2022, primarily as a result of the maximum limit COVID health claim ($420,000), a negative workers’ compensation adjustment from a prior year claim ($380,000), and two vehicle rollovers ($269,000).  Depreciation expense was down $1,117,000 in fiscal year 2022. SG&A expense was higher by $542,000 in fiscal year 2022 which included a one-time transaction bonus of $394,000 following the sale of the Tampa property for certain members of management. Gain on the sale of land was $8,330,000 in fiscal year 2022 due to the sale of our former terminal location in Tampa, FL compared to $1,614,000 in fiscal year 2021 due to the sale of our former terminal location in Pensacola, FL and the sale and partial leaseback of our terminal in Chattanooga, TN. Gain on the sale of assets was $739,000 in fiscal year 2022 versus a loss of ($179,000) in fiscal year 2021.

As a result, operating profit in fiscal year 2022 was $9,299,000 compared to $880,000 in fiscal year 2021. Operating ratio was 89.4 in fiscal year 2022 versus 98.9 in fiscal year 2021. Excluding the gain on sale of Tampa terminal and the one-time transaction bonus, adjusted operating profit in fiscal year 2022 was $1,363,000 as compared to an adjusted operating loss of ($734,000) in fiscal year 2021. The COVID medical claim, the prior year workers’ compensation claim and the two Q4 rollover incidents resulted in a total charge of $1,268,000 in fiscal 2022.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains its operating accounts with Wells Fargo Bank, N.A. and these accounts directly sweep overnight against the Wells Fargo revolver. Our revolver has a maximum amount available of $15 million and as of September 30, 2023, we had no debt outstanding on this revolver, $1,754,000 letters of credit and $13,246,000 available for additional borrowings. The Company expects our fiscal year 2024 cash generation to cover the cost of our operations and our budgeted capital expenditures.

Cash Flows - The following table summarizes our cash flows from operating, investing and financing activities for each of the periods presented (in thousands of dollars):

	Years Ended September 30,
	2023	2022	2021
Total cash provided by (used for):
Operating activities	$8,872	4,235	2,772
Investing activities	(10,862)	5,661	2,173
Financing activities	117	(12,493)	(10,008)
Increase (decrease) in cash and cash equivalents	$(1,873)	(2,597)	(5,063)

Outstanding debt at the beginning of the period	$—	—	—
Outstanding debt at the end of the period	$—	—	—

Operating Activities - Net cash provided by operating activities (as set forth in the cash flow statement) was $8,872,000 for the year ended September 30, 2023, $4,235,000 in 2022 and $2,772,000 in 2021. The total of net income plus depreciation and amortization less gains on sales of property and equipment increased $3,477,000 versus last year. These changes are described above under “Comparative Results of Operations”.

Investing Activities – Investing activities include the purchase of property and equipment, any business acquisitions and proceeds from sales of property and equipment upon retirement. For the year ended September 30, 2023, cash used in investing activities was $10,862,000 which included the proceeds from retirements net of the purchase of property, plant and equipment. For the year ended September 30, 2022, cash provided by investing activities was $5,661,000 which included the proceeds from retirements net of the purchase of property, plant and equipment.

For the year ended September 30, 2021, cash provided by investing activities was $2,173,000 which included the proceeds from retirements net of the purchase of property, plant and equipment.

Financing Activities – Financing activities primarily include net changes to our outstanding revolving debt and proceeds from the sale of shares of common stock through employee equity incentive plans and dividends. For the year ended September 30, 2023, cash provided by financing activities was $117,000 due to proceeds from exercised stock options offset by expired stock options. For the year ended September 30, 2022, cash used in financing activities was $12,493,000 due to dividends paid offset by proceeds from exercised stock options.

For the year ended September 30, 2021, cash used in financing activities was $10,008,000 primarily due to dividends paid. The Company had no outstanding long-term debt on September 30, 2023 or September 30, 2022.

Credit Facilities - The Company has a five-year credit agreement with Wells Fargo Bank N.A. which provides a $15 million revolving line of credit with a $10 million sublimit for stand-by letters of credit. The amounts outstanding under the credit agreement bear interest at a rate of 1.1% over the Secured Overnight Financing Rate (“SOFR”), which may change quarterly based on the Company’s ratio of consolidated total debt to consolidated total capital. A commitment fee of 0.12% per annum is payable quarterly on the unused portion of the commitment. The credit agreement contains certain conditions and financial covenants, including a minimum tangible net worth. As of September 30, 2023, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $5,332,000 combined.

Cash Requirements - The Company projects that cash flows from operating activities, cash on hand and the funds available under its revolving credit agreement will be adequate to finance its capital expenditures, any dividends paid and its working capital needs for the next 12 months and the foreseeable future.

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

Claims and Insurance Accruals. The nature of the transportation business subjects the Company to risks arising from workers’ compensation, automobile liability, and general liability claims. The Company retains the exposure on liability claims of $250,000 and $500,000 for workers’ compensation claims and has third party coverage for amounts exceeding the retention up to the amount of the policy limits. The Company expenses during the year an estimate of risk insurance losses based upon independent actuarial analysis, insurance company estimates, and our monthly review of claims reserve changes. In making claim reserve changes we rely upon estimates of our insurance company adjusters, attorney evaluations, and judgment of our management. Our estimates require judgment concerning the nature, severity, comparative liability, jurisdiction, legal and investigative costs of each claim. Claims involving serious injury have greater uncertainty of the eventual cost. In the past, our estimate of the amount of individual claims has increased from insignificant amounts to the full deductible as we learn more information about the claim in subsequent periods. We obtain an independent actuarial analysis at least twice annually to assist in estimating the total loss reserves expected on claims including claim development and incurred but not reported claims. Payments made under a captive agreement for each year’s loss fund are scheduled in advance using actuarial methodology. The captive agreement provides that we will share in the underwriting results, good or bad, within a $250,000 per occurrence layer of loss through retrospective premium adjustments. We also retain exposure on employee health benefits up to $250,000 per covered participant each calendar year plus a $84,500 aggregate deductible for any claims exceeding $250,000. We estimate claim liability using historical payment trends and specific knowledge of larger claims. Health claims are expensed as the health services are rendered so there is only a two-month lag in payments on average. We are usually aware of the larger claims before closing each accounting period reducing the amount of uncertainty of the estimate. Our accrued insurance liabilities for retiree benefits are recorded by actuarial calculation. Including the potential exposure in the captive we have $2.65 million of estimated insurance liabilities. In the event that actual costs for these claims are different than estimates we will have adjustments in future periods. It is likely that we will experience either gains or losses of 5-10% of prior year estimated insurance liabilities in any year. Our total accrued insurance liabilities excluding the captive as of September 30, 2023, 2022, and 2021 amounted to $2.2 million, $2.5 million, and $2.6 million, respectively.

Income Taxes. The Company accounts for income taxes under the asset-and-liability method. Deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which the related tax expense or benefit has already been recorded in our statement of earnings. Deferred tax accounts arise as a result of timing differences between when items are recognized in the consolidated financial statements compared with when they are recognized in the tax returns. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent recovery is not probable, a valuation allowance is established and included as an expense as part of our income tax provision. No valuation allowance was recorded at September 30, 2023, as all deferred tax assets are considered more likely than not to be realized. Significant judgment is required in determining and assessing the impact of complex tax laws and certain tax-related contingencies on the provision for income taxes. As part of the calculation of the provision for income taxes, we assess whether the benefits of our tax positions are at least more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we accrue the largest amount of the benefit that is more likely than not of being sustained in our financial statements. Such accruals require estimates and judgments, whereby actual results could vary materially from these estimates. Further, a number of years may elapse before a particular matter, for which an established accrual was made, is audited and resolved.

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

Item 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk. We are exposed to the impact of interest rate changes through our variable-rate borrowings under the Credit Agreement. Under the Wells Fargo revolving credit line, the applicable margin for borrowings at September 30, 2023 was 1.1% over SOFR.

The Company did not have any variable or fixed rate debt outstanding at September 30, 2023, so a sensitivity analysis was not performed to determine the impact of hypothetical changes in interest rates on the Company’s results of operations and cash flows.

Commodity Price Risk. The price and availability of diesel fuel are subject to fluctuations due to changes in the level of global oil production, seasonality, weather, global politics and other market factors. Historically, we have been able to recover a significant portion of fuel price increases from our customers in the form of fuel surcharges. The typical fuel surcharge table provides some margin contribution at higher diesel fuel prices but also results in some margin erosion at lower diesel fuel prices. The price and availability of diesel fuel can be unpredictable as well as the extent to which fuel surcharges can be collected to offset such increases. In fiscal 2023 and 2022, a significant portion of fuel costs was recovered through rate and fuel surcharges.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Patriot Transportation Holding, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Patriot Transportation Holding, Inc. (the Company) as of September 30, 2023 and 2022, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2023, 2022, and 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2023, 2022, and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

We identified the estimation of auto liability and workers’ compensation claims accruals subject to self-insurance retention of $1.9 million as a critical audit matter. The accrual is included in “Accrued insurance” on the Company’s consolidated balance sheet. Auto liability and workers’ compensation unpaid claim liabilities are determined by projecting the estimated ultimate loss related to a claim, less actual costs paid to date. These estimates rely on the assumption that historical claim patterns are an accurate representation for future claims that have been incurred but not completely paid. The principal considerations for assessing auto liability and workers’ compensation claims as a critical audit matter are the high level of estimation uncertainty related to determining the severity of these types of claims, the inherent subjectivity in management’s judgment in estimating the total costs to settle or dispose of these claims, and high degree of auditor judgement and an increased extent of effort to test the Company’s claims accruals.

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

Jacksonville, Florida

December 12, 2023

CONSOLIDATED BALANCE SHEETS - As of September 30

(In thousands, except share data)

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$6,429	8,302
Accounts receivable (net of allowance for doubtful accounts of $63 and $68, respectively)	6,126	5,296
Federal and state taxes receivable	511	—
Inventory of parts and supplies	898	1,006
Prepaid tires on equipment	1,674	1,486
Prepaid taxes and licenses	380	378
Prepaid insurance	3,369	3,927
Prepaid expenses, other	83	163
Total current assets	19,470	20,558

Property, plant and equipment, at cost:
Land	1,911	1,911
Buildings	5,452	4,897
Equipment	69,685	66,008
	77,048	72,816
Less accumulated depreciation	50,708	52,567
	26,340	20,249

Operating lease right-of-use assets	2,735	2,424
Goodwill	3,637	3,637
Intangible assets, net	359	556
Other assets, net	126	142
Total assets	$52,667	47,566

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,614	1,964
Federal and state taxes payable	—	594
Accrued payroll and benefits	4,490	3,208
Accrued insurance	918	1,053
Accrued liabilities, other	382	1,010
Operating lease liabilities, current portion	653	884
Total current liabilities	9,057	8,713

Operating lease liabilities, less current portion	2,459	1,705
Deferred income taxes	4,715	3,631
Accrued insurance	1,276	1,476
Other liabilities	829	854
Commitments and contingencies (Note 11)	—	—
Shareholders' equity:
Preferred stock, 5,000,000 shares authorized, of which 250,000 shares are designated Series A Junior Participating Preferred Stock; $0.01 par value; none issued and outstanding	—	—
Common stock, $.10 par value; (25,000,000 shares authorized; 3,526,489 and 3,484,004 shares issued and outstanding, respectively)	353	348
Capital in excess of par value	40,430	39,958
Accumulated deficit	(6,517)	(9,190)
Accumulated other comprehensive income, net	65	71
Total shareholders' equity	34,331	31,187
Total liabilities and shareholders' equity	$52,667	47,566
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME - Years ended September 30

(In thousands, except per share amounts)

	Years Ended September 30,
	2023	2022	2021

Operating revenues	$94,785	87,882	81,268

Cost of operations:
Compensation and benefits	43,493	37,906	36,198
Fuel expenses	11,971	13,288	9,630
Repairs & tires	6,102	5,760	5,402
Other operating	3,125	3,027	3,270
Insurance and losses	7,064	8,167	7,261
Depreciation expense	5,410	5,537	6,654
Rents, tags & utilities	2,578	2,650	2,708
Sales, general & administrative	10,592	9,306	8,764
Corporate expenses	2,215	2,011	1,936
Gain on sale of terminal sites	—	(8,330)	(1,614)
Loss (gain) on disposition of PP&E	(1,047)	(739)	179
Total cost of operations	91,503	78,583	80,388

Total operating profit	3,282	9,299	880

Interest income and other	324	62	5
Interest expense	(18)	(18)	(27)

Income before income taxes	3,588	9,343	858
Provision for income taxes	915	2,153	233

Net income	$2,673	7,190	625

Earnings per common share:
Net income-
Basic	$.76	2.08	.18
Diluted	$.74	1.98	.18
Number of shares (in thousands) used in computing:
-basic earnings per common share	3,515	3,459	3,395
-diluted earnings per common share	3,594	3,623	3,408

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - Years ended September 30 (In thousands)

	2023	2022	2021
Net income	$2,673	7,190	625
Other comp. income (loss) net of tax:
Unrealized investment gains (losses), net	5	(5)	—
Loss on retiree health, net	(11)	(13)	(16)
Comprehensive income	$2,667	7,172	609

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY - Years ended September 30

(In thousands, except share amounts)

				Retained	Accumulated
			Capital in	Earnings/	Other	Total
	Common Stock		Excess of	(Accumulated)	Comprehensive	Stockholders'
	Shares	Amount	Par Value	Deficit	Income, net	Equity
Balance as of October 1, 2020	3,377,279	$338	$38,670	$5,935	$105	$45,048

Stock-based compensation	—	—	248	—	—	248
Exercise of stock options	13,497	1	123	—	—	124
Shares granted to Directors	24,867	3	216	—	—	219
Cash dividends ($3.00 per share)	—	—	—	(10,132)	—	(10,132)
Net income	—	—	—	625	—	625
Loss on retiree health, net	—	—	—	—	(16)	(16)
Balance as of September 30, 2021	3,415,643	$342	$39,257	$(3,572)	$89	$36,116
Stock-based compensation	—	—	212	—	—	212
Exercise of stock options	46,377	4	311	—	—	315
Shares granted to Directors	21,984	2	178	—	—	180
Cash dividends ($3.75 per share)	—	—	—	(12,808)	—	(12,808)
Net income	—	—	—	7,190	—	7,190
Unrealized investment losses, net	—	—	—	—	(5)	(5)
Loss on retiree health, net	—	—	—	—	(13)	(13)
Balance as of September 30, 2022	3,484,004	$348	$39,958	$(9,190)	$71	$31,187
Stock-based compensation	—	—	163	—	—	163
Exercise of stock options	17,285	2	125	—	—	127
Shares granted to Directors	25,200	3	194	—	—	197
Expired stock options	—	—	(10)	—	—	(10)
Net income	—	—	—	2,673	—	2,673
Unrealized investment gains, net	—	—	—	—	5	5
Loss on retiree health, net	—	—	—	—	(11)	(11)
Balance as of September 30, 2023	3,526,489	$353	$40,430	$(6,517)	$65	$34,331

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Years ended September 30

(In thousands)	2023	2022	2021

Cash flows from operating activities:
Net income	$2,673	7,190	625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,027	6,106	7,202
Non-cash lease expense	925	960	1,015
Non-cash gain of acquisition-related contingent consideration	—	—	(16)
Deferred income taxes	1,084	(431)	(1,025)
Gain on asset dispositions	(1,057)	(9,130)	(1,472)
Stock-based compensation	360	392	467
Net changes in operating assets and liabilities:
Accounts receivable	(830)	(366)	75
Inventory of parts and supplies	108	(135)	32
Prepaid expenses	448	724	(2,007)
Other assets	8	(6)	28
Accounts payable and accrued liabilities	1,169	(409)	(682)
Income taxes payable and receivable	(1,105)	331	(21)
Operating lease liabilities	(713)	(905)	(1,079)
Long-term insurance liabilities and other long-term liabilities	(225)	(86)	(370)
Net cash provided by operating activities	8,872	4,235	2,772

Cash flows from investing activities:
Purchase of property and equipment	(12,088)	(5,248)	(910)
Proceeds from the sale of property, plant and equipment	1,226	10,909	3,083
Net cash provided by (used in) investing activities	(10,862)	5,661	2,173

Cash flows from financing activities:
Dividends paid	—	(12,808)	(10,132)
Expired stock options	(10)	—	—
Proceeds from exercised stock options	127	315	124
Net cash provided by (used in) financing activities	117	(12,493)	(10,008)

Net increase (decrease) in cash and cash equivalents	(1,873)	(2,597)	(5,063)
Cash and cash equivalents at beginning of year	8,302	10,899	15,962
Cash and cash equivalents at end of the year	$6,429	8,302	10,899

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$16	16	25
Income taxes	$934	2,248	1,273
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$1,236	1,453	—

See notes to consolidated financial statements

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

REVENUE AND EXPENSE RECOGNITION – Revenue is recognized when the services have been rendered to customers or delivery has occurred, the pricing is fixed or determinable and collectability is reasonably assured. Transportation expenses are recognized as incurred.

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

ACCOUNTS RECEIVABLE - Accounts receivable are recorded net of discounts and provisions for estimated allowances. We estimate allowances on an ongoing basis by considering historical and current trends. We record estimated bad debts expense as a selling, general and administrative expense. We estimate the net collectability of our accounts receivable and establish an allowance for doubtful accounts based upon this assessment. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms. Any trade accounts receivable balances written off are charged against the allowance for doubtful accounts. The Company has not experienced any significant credit-related losses in the past three years.

PROPERTY AND EQUIPMENT - Property and equipment is recorded at cost less accumulated depreciation. Provision for depreciation of property and equipment is computed using the straight-line method based on the following Estimated useful lives:

Years
Building and improvements	7-39
Revenue equipment	7-10
Other equipment	3-10

The Company recorded depreciation expenses for 2023, 2022 and 2021 of $5,828,000, $5,904,000 and $7,014,000, respectively. Gains and losses upon disposition are reflected in operating results in the period of disposition. Direct internal and external costs to implement computer systems and internal-use software are capitalized. Capitalized costs are depreciated over the estimated useful life of the system or software, generally 5 years, beginning when site installation or module development is complete and ready for use.

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

RECENTLY ISSUED ACCOUNTING STANDARDS – In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016 - 13, "Financial Instruments - Credit Losses," which introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. This standard will be effective for the Company beginning October 1, 2023. The Company has evaluated this guidance and does not expect a material impact on our financial statements at adoption.

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

The consolidated statements of income reflect charges and/or allocation to FRP Holdings, Inc. for these services of $910,000, $923,000, and $1,207,000 for fiscal 2023, 2022 and 2021, respectively. Included in the charges above are amounts recognized for corporate executive stock-based compensation expense. These charges are reflected as a reduction to Patriot corporate expenses.

We employ an allocation method to allocate said expenses and thus we believe that the allocations to FRP are a reasonable approximation of the costs related to FRP’s operations, but any such related-party transactions cannot be presumed to be carried out on an arm’s-length basis.

3. Debt.

The Company had no long-term debt outstanding at September 30, 2023 and September 30, 2022.

On July 6, 2021, Patriot Transportation Holding, Inc. (the “Company”) entered into the 2021 Amended and Restated Credit Agreement (the “The Amended and Restated Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”). The Amended and Restated Credit Agreement modifies the Company's prior Credit Agreement with Wells Fargo, dated January 30, 2015, as amended by that certain First Amendment dated December 28, 2018. The Amended and Restated Credit Agreement establishes a five-year revolving credit facility with a maximum facility amount of $15 million, with a separate sublimit for standby letters of credit. The credit facility limit may be increased to $25 million upon request by the Company, subject to the lender's discretion and the satisfaction of certain conditions. The interest rate under the Amended and Restated Credit Agreement is 1.10% over the Secured Overnight Financing Rate (“SOFR”). A commitment fee of 0.12% per annum is payable quarterly on the unused portion of the commitment. As of September 30, 2023, we had no outstanding debt borrowed on this revolver, $1,754,000 in commitments under letters of credit and $13,246,000 available for additional borrowings. The letter of credit fee is 1% and the applicable interest rate for borrowings would have been 6.42% on September 30, 2023.

This credit agreement contains certain conditions, affirmative financial covenants and negative covenants including a minimum tangible net worth of $25 million. The Company was in compliance with all of its loan covenants as of September 30, 2023. As of September 30, 2023, the tangible net worth covenant would have limited our ability to pay dividends or repurchase stock with borrowed funds to a maximum of $5,332,000 combined.

4. Leases.

The Company leases certain assets under operating leases, which primarily consist of real estate leases for the corporate office and some of our terminal locations. Certain operating leases provide for renewal options, which can vary by lease and are typically offered at their fair rental value. The Company has not made any residual value guarantees related to its operating leases. Operating leases with an initial term of more than 12 months are included in our Consolidated Balance Sheets as discounted liabilities and corresponding right-of-use assets consisting of the following (in thousands):

	Asset (Liability) Balance
	As of September 30,
	2023	2022
Right-of-use assets	$2,735	2,424
Lease liabilities, current	$(653)	(884)
Lease liabilities, long-term	$(2,459)	(1,705)

As the Company’s operating leases do not provide an implicit rate, the Company utilized its incremental borrowing rate determined by obtaining a quote from their lender and applied to the individual leases. The assumptions underlying the calculation of the Company’s right-of-use assets and lease liabilities are disclosed below.

	September 30, 2023
	Weighted-average	Weighted-average
	Remaining lease term	Discount rate
Revenue equipment and other leases	.1 years	3.50%
Real estate leases	2.6 years	4.40%

Future minimum annual lease payments for assets under operating leases as of September 30, 2023 are as follows (in thousands):

Fiscal Year	Total
2024	$773
2025	562
2026	508
2027	497
2028	449
Thereafter	741
Total future minimum lease payments	$3,530
Less: Imputed interest	(418)
Present value of operating lease liabilities	$3,112

Aggregate expense under operating leases was $1,074,000, $1,062,000 and $1,097,000 for 2023, 2022 and 2021, respectively. Certain operating leases include rent escalation provisions, which are recognized as expense on a straight-line basis.

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

The following details the computations of the basic and diluted Earnings per common share (dollars and shares in thousands, except per share amounts):

	Years Ended September 30
	2023	2022	2021
Common shares:
Weighted average common shares outstanding during the period – shares used for basic earnings per common share	3,515	3,459	3,395
Common shares issuable under share based payment plans which are potentially dilutive	79	164	13
Common shares used for diluted earnings per common share	3,594	3,623	3,408
Net income	$2,673	7,190	625
Earnings per common share:
Basic	$.76	2.08	.18
Diluted	$.74	1.98	.18

For 2023 and 2022, 160,483 and 58,884 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

Post Spin-Off Patriot Incentive Stock Plan

As part of the spin-off transaction, the Board of Directors of the Company adopted the Patriot Transportation Holding, Inc. Incentive Stock Plan. (“Patriot Plan”) in January 2015. In exchange for all outstanding FRP options held on January 30, 2015, existing Company directors, officers and key employees holding option grants in the FRP Stock Option Plan(s) were issued new grants in the Patriot and FRP Plans based upon the relative value of Patriot and FRP immediately following the completion of the spin-off with the same remaining terms. All related compensation expense has been allocated to the Company (rather than FRP) and included in corporate expenses. The number of common shares available for future issuance in the Patriot Plan was 10,611 at September 30, 2023.

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

Patriot utilizes the Black-Scholes valuation model for estimating fair value of stock compensation for options awarded to officers and employees. Each grant is evaluated based upon assumptions at the time of grant or modification. The revised assumptions due to the revaluation are dividend yield of 0%, expected volatility between 38% and 53%, risk-free interest rate of .54 to 1.4% and expected life of 1.8 to 6.0 years.

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

In December 2016, the Company approved and issued a long-term performance incentive to an officer in the form of stock appreciation rights. As adjusted for the extraordinary dividend the Company granted 257,009 stock appreciation rights. The adjusted market price of the grant was $8.66, and the executive will get a cash award at age 65 based upon the stock price at that date compared to the adjusted market price of $8.66 but in no event will the award be less than $500,000. The Company is expensing the fair value of the award over the 9.1-year vesting period to the officer’s attainment of age 65, with periodic adjustments to the liability estimate based upon changes in the assumptions used to calculate the liability. The accrued liability under this plan as of September 30, 2023 and 2022 was $431,000 and $402,000, respectively.

The annual director stock grant was 25,200 shares at $7.82 in fiscal 2023, 18,900 shares at $8.24 and 3,084 shares at $8.00 in fiscal 2022, and 24,867 shares at $8.80 in fiscal 2021, based on the market prices indicated on the date of the grants.

The Company recorded the following Stock compensation expense in its consolidated statements of income (in thousands):

	Years Ended September 30
	2023	2022	2021
Stock option grants	$163	212	248
Annual director stock award	197	180	219
	$360	392	467

A summary of Company stock options is presented below (in thousands, except share and per share amounts):

		Weighted	Weighted	Weighted
	Number	Average	Average	Average
	Of	Exercise	Remaining	Grant Date
Options	Shares	Price	Term (yrs)	Fair Value

Outstanding at October 1, 2020 (a)	400,722	$14.96	6.6	$1,749
Dividend Adjustment	148,067
Granted	78,345	10.00		275
Exercised	(13,497)	9.17		(45)
Forfeited	(9,632)	13.88		(48)
Outstanding at September 30, 2021 (b)	604,005	$10.80	6.5	$1,931
Dividend Adjustment	288,099
Exercised	(46,377)	6.81		(88)
Forfeited	(67,975)	6.19		(112)
Outstanding at September 30, 2022 (c)	777,752	$7.44	5.3	$1,731
Expired	(10,174)	7.31		(22)
Exercised	(17,285)	7.31		(50)
Outstanding at September 30, 2023	750,293	$7.44	4.4	$1,659

Exercisable at September 30, 2023	599,867	$7.77	3.9	$1,413

Vested during twelve months ended September 30, 2023	92,797			$171

(a)	The Company stock option intrinsic values were adjusted as of January 30, 2020, the date of the extraordinary dividend. Stock option activity, including the weighted average exercise price, was not retroactively adjusted.

(b)	The Company stock option intrinsic values were adjusted as of December 30, 2020, the date of the extraordinary dividend. Stock option activity, including the weighted average exercise price, was not retroactively adjusted.

(c)	The Company stock option intrinsic values were adjusted as of November 15, 2021, the date of the extraordinary dividend. Stock option activity, including the weighted average exercise price, was not retroactively adjusted.

The following table summarizes information concerning stock options outstanding at September 30, 2023:

	Shares	Weighted	Weighted
Range of Exercise	Under	Average	Average
Prices per Share	Option	Exercise Price	Remaining Life

Non-exercisable:
$5.14 – $6.94	134,285	5.99	6.7
$6.95 - $9.38	16,141	7.52	5.2
	150,426	$6.15	6.5	Years
Exercisable:
$5.14 - $6.94	219,800	6.49	5.7
$6.95 - $9.38	321,183	8.10	3.3
$9.39 - $12.68	58,884	10.72	.7
	599,867	$7.77	3.9	Years
Total (a)	750,293	$7.44	4.4	Years

(a)	The Company stock option intrinsic values were adjusted as of November 15, 2021, the date of the extraordinary dividend. Stock option activity, including the weighted average exercise price, was not retroactively adjusted.

The aggregate intrinsic value of exercisable Company options was $537,000 and the aggregate intrinsic value of all outstanding in-the-money options was $843,000 based on the Company’s market closing price of $8.18 on

September 29, 2023 less exercise prices.

The realized tax benefit from option exercises during fiscal 2023 was $4,000. The unrecognized compensation expense of Patriot options granted as of September 30, 2023 was $191,000, which is expected to be recognized over a weighted-average period of 1.8 years.

7. Income Taxes.

The Provision for or benefit from income taxes for continuing operations for fiscal years ended September 30 consists of the following (in thousands):

	2023	2022	2021
Current:
Federal	$(248)	2,365	955
State	77	213	297
	(171)	2,578	1,252
Deferred	1,086	(425)	(1,019)

Total	$915	2,153	233

A reconciliation between the amount of tax shown above and the amount computed at the statutory Federal income tax rate follows (in thousands):

	2023	2022	2021
Amount computed at statutory
Federal rate	$752	1,957	179
State income tax (net of Federal income tax benefit)	196	320	38
Other, net	(33)	(124)	16
Provision for income taxes	$915	2,153	233

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

The types of temporary differences and their related tax effects that give rise to Deferred tax assets and deferred tax liabilities at September 30, are presented below (in thousands):

	2023	2022
Deferred tax liabilities:
Property and equipment	$5,269	4,190
Prepaid expenses	990	1,044
Gross deferred tax liabilities	6,259	5,234
Deferred tax assets:
Insurance liabilities	466	551
Employee benefits and other	1,078	1,052
Gross deferred tax assets	1,544	1,603
Net deferred tax liability	$4,715	3,631

The Company has no unrecognized tax benefits.

Tax returns in the U.S. and various states are subject to audit by taxing authorities. As of September 30, 2023, the earliest tax year that remains open for audit in the United States is 2018. We do not have any material unpaid assessments.

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

The Accrued insurance liability at September 30 is summarized as follows (in thousands):

	2023	2022
Accrued insurance, current portion	$918	1,053
Prepaid insurance claims	(1,868)	(2,285)
Accrued insurance, non-current	1,276	1,476
Total accrued (prepaid) insurance reported on the Company’s balance sheet	$326	244
Captive agreement assets	2,327	3,672
Gross insurance liability estimate	$2,653	3,916

9. Employee Benefits.

The Company and certain subsidiaries and related entities (FRP) have a savings/profit sharing plan for the benefit of qualified employees. The savings feature of the plan incorporates the provisions of Section 401(k) of the Internal Revenue Code under which an eligible employee may elect to save a portion (within limits) of their compensation on a tax deferred basis. Patriot contributes to a participant’s account an amount equal to 50% (with certain limits) of the participant’s contribution. Additionally, the Company may make an annual discretionary contribution to the plan as determined by the Board of Directors, with certain limitations. The plan provides for deferred vesting with benefits payable upon retirement or earlier termination of employment. The Company’s cost was $487,000 in 2023, $447,000 in 2022 and $482,000 in 2021.

The Company has a Management Security Plan (MSP) for certain key employees. The accruals for future benefits are based upon the remaining years to retirement of the participating employees and other actuarial assumptions. The expense for fiscal 2023, 2022 and 2021 was $13,000, $15,000 and $17,000, respectively. The accrued benefit related to the Company under this plan as of September 30, 2023 and 2022 was $363,000 and $416,000, respectively.

The Company provides certain health benefits for retired employees. Employees may become eligible for those benefits if they were employed by the Company prior to December 10, 1992, meet the service requirements and reach retirement age while working for Patriot. The plan is contributory and unfunded. The Company accrues its allocated estimated cost of retiree health benefits over the years that the employees render service. The accrued postretirement benefit obligation for this plan related to the Company as of September 30, 2023 and 2022 was $283,000 and $267,000, respectively. The net periodic postretirement benefit credit or cost allocated to the Company was $(2,000), $(5,000) and $(8,000) for fiscal 2023, 2022 and 2021, respectively. The discount rate used in determining the Net Periodic Postretirement Benefit Cost was 4.0% for 2023, 4.0% for 2022 and 3.0% for 2021. The discount rate used in determining the Accumulated Postretirement Benefit Obligation (APBO) was 5.0% for 2023, 4.0% for 2022, and 3.0% for 2021. No medical trend is applicable because the Company’s share of the cost is frozen.

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

At September 30, 2023 and September 30, 2022, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and other financial instruments approximate their fair value based upon the short-term nature of these items.

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

Customers: During fiscal 2023, the Company’s ten largest customers accounted for approximately 60.0% of our revenue and one of these customers accounted for 16.9% of our revenue. Accounts receivable from the ten largest customers was $3,434,000 and $2,861,000 at September 30, 2023 and September 30, 2022, respectively. The loss of one or more of our major customers could have a material adverse effect on the Company’s revenues and income.

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

14. Goodwill and Intangible Assets.

The Changes in gross carrying amounts of goodwill are as follows (in thousands):

Goodwill
October 1, 2020	$3,637
No activity	—
September 30, 2021	3,637
No activity	—
September 30, 2022	$3,637
No activity	—
September 30, 2023	$3,637

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

The gross amounts and accumulated amortization (including impairment) of Identifiable intangible assets are as follows (in thousands):

	September 30, 2023		September 30, 2022
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Customer value	4,440	4,081	4,440	3,885
Trade name	72	72	72	72
Non-compete	74	74	74	73
	$4,586	$4,227	$4,586	$4,030

Amortization expense for intangible assets for fiscal 2023, 2022 and 2021 was $197,000, $200,000 and $200,000 respectively and it is included in sales, general and administrative expense. The trade names are amortized on a straight-line basis over the estimated useful life of three and a half years. Customer values are amortized based on the straight-line basis over the estimated remaining useful lives of ten to eleven years. Non-compete agreements are amortized based on a straight-line basis over the term of the non-compete agreement, typically three to five years.

Estimated amortization expense for the five succeeding years follows (in thousands):

Amount
2024	$133
2025	44
2026	44
2027	44
2028	44
Total	$309

15. Subsequent Events. On November 1, 2023 the Company entered into an Agreement and Plan of Merger with Blue Horizon Partners, Inc., an Oklahoma corporation (“Parent”) and Blue Horizon Partners Merger Sub, Inc., a Florida corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides, among other things, and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of United Petroleum Transports, Inc. a leading regional bulk transport carrier headquartered in Oklahoma City, Oklahoma. Each share of the Company’s common stock that is issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive $16.26 in cash, without interest, subject to any applicable withholding taxes. Upon completion of the transaction, which the parties expect will occur by late 2023 or early 2024, the Company will become a private company and delist from the NASDAQ Global Select Market.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls And Procedures. Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and chief accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such terms is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer, our principal financial officer and our chief accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Annual Report On Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of September 30, 2023.

This Annual Report on Form 10-K does not include an attestation report of our Independent Registered Public Accounting Firm, Hancock Askew & Co., LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by our Independent Registered Public Accounting Firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Change In Internal Control Over Financial Reporting. During the fourth quarter of 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sections provide an overview of Patriot’s corporate governance standards and processes, including the independence and other criteria we use in selecting our director nominees, the Patriot Board leadership structure, risk oversight, shareholder communications and responsibilities of the Patriot Board and its Committees. Our corporate governance principles govern the operation of the Patriot Board of Directors and its Committees and guide our executive leaders in the execution of their responsibilities.

Our Board of Directors

The Patriot Board is comprised of a group of leaders in their respective fields. Many directors have senior leadership experience and board and committee experience with public companies. In these positions, they have gained significant and diverse management experience.

Pursuant to our Articles of Incorporation, all directors elected will serve a one-year term until the next annual meeting of shareholders and until their successors are duly elected and qualified. The number of directors is currently six and may be increased or decreased by the Board, but not to less than three.

Name	Current Position	Age	History With The Company

John E. Anderson	Director	78	• Director since 2014 • Director of FRP Holdings, Inc. (“FRPH”): 1989-2003 and 2005- Spin-off • President and CEO of FRPH: 1989-2008
John D. Baker II	Director	75	• Director since 2022 • Director of FRPH: since 1986 – Spin-off • CEO of FRPH: 2008- 2010 and since 2017 • Chairman Florida Rock & Tank Lines since 2014
Thompson S. Baker II	Chairman of the Board Director	65	• Director since 2014 • President and CEO: Spin-off- 2017 • Director of FRPH: 1994- Spin-off • President of FRPH: 2010-2015 • CEO of FRPH: 2010- 2017 • Director Florida Rock & Tank Lines since 2014
Luke E. Fichthorn III	Director	82	• Director since 2014 • Director of FRPH: 1989- Spin-off
Charles D. Hyman	Director	64	• Director since 2016

Eric K. Mann	Director	64	• Director elected December 2022

The biographies below describe each director and his qualifications that led the Nominating and Corporate Governance Committee to nominate these individuals.

John E. Anderson, age 78, has served as a director of the Company since December 3, 2014. Mr. Anderson served as President and Chief Executive Officer of FRP Holdings, Inc. from 1989 to 2008 and as a director from 1989 to 2003, and again from October 2005 to January 2015. Mr. Anderson received his Master’s Degree in Business Administration from Harvard Business School. Mr. Anderson's many years as an executive officer and director of a public company demonstrates his leadership abilities and provides the Patriot Board with the benefit of his extensive knowledge regarding the Company and the transportation industry.

John D. Baker II, age 75, was appointed as a director of the Company on May 10, 2022 by the Company’s board of directors, upon the recommendation of the Nominating and Corporate Governance Committee to fill the vacancy on the board of directors created by the passing of Edward L. Baker. John Baker has served as Chairman of Florida Rock & Tank Lines, Inc., a subsidiary of the Company, since the Company was spun-off from FRP Holdings, Inc. in 2015. Mr. Baker is the Executive Chairman and Chief Executive Officer of FRP Holdings, Inc. From February 2008 until October 2010, he served as the President and Chief Executive Officer of the Company. Before joining Patriot, Mr. Baker was president and Chief Executive Officer of Florida Rock Industries, Inc., a leading producer of construction aggregates and related materials throughout the Southeastern and Mid-Atlantic states. Mr. Baker serves on the board of regional utility Jacksonville Electric Authority Board and has previously served on the board of directors of Wells Fargo & Company, Wachovia Corp., Jacksonville Port Authority, Progress Energy, Vulcan Materials, Texas Industries, Hughes Supply and Edward Waters College. Prior to his business career, Mr. Baker served in the Marine Corps. Mr. Baker maintains leadership roles in several community educational organizations including Tiger Academy, KIPP Jacksonville, Inc., and the YMCA of Florida’s First Coast. Mr. Baker brings to the Patriot Board extensive knowledge in the transportation industry, as well as proven public company leadership and business experience.

Thompson S. Baker II, age 65, has served as a director of the Company since December 3, 2014. Mr. Baker is currently President of Vulcan Materials Company. Mr. Baker served as President and Chief Executive Officer of the Company from December 3, 2014 to March 13, 2017. Mr. Baker served as a director of FRPH from 1994 until March 13, 2017 and as the Chief Executive Officer for FRPH from October 1, 2010 until March 13, 2017. Mr. Baker served as the President of the Florida Rock Division of Vulcan Materials Company from November 16, 2007 until September 2010. From August, 1991 to November 16, 2007, Mr. Baker served as the President of the Aggregates Group of Florida Rock Industries, Inc. Mr. Baker currently serves as a director for Intrepid Capital Management, Inc. Mr. Baker's extensive service with the Company and with Florida Rock Industries, Inc. gives him extensive knowledge of the Company's business and demonstrates his leadership qualities.

Luke E. Fichthorn III, age 82, was elected as a director of the Company on December 3, 2014. Mr. Fichthorn is currently a partner in Twain Associates, LLC, a private financial consulting firm. From 1989 to January, 2015, Mr. Fichthorn served as a director for FRP Holdings, Inc. In the past, Mr. Fichthorn served as a director and the Chief Executive Officer of Bairnco Corporation. Mr. Fichthorn received his Master’s Degree in Business Administration from Harvard Business School and has served as a financial consultant and audit committee member for several public companies. Mr. Fichthorn's financial acumen and extensive investment banking and business experience provide the Patriot Board with valuable perspectives on strategic decisions.

Charles D. Hyman, age 64, was elected as a director of the Company on July 27, 2016. Mr. Hyman is the president of Charles D. Hyman & Company, a portfolio management company, and has also served as a director and member of the audit, compensation and governance committees for Fidus Corporation since June 2011. Mr. Hyman brings to the Patriot Board extensive business experience and financial acumen.

Eric K. Mann, age 64, was appointed as a director of the Company on December 6, 2022. Mr. Mann has served as president and CEO of YMCA of Florida’s First Coast since 2011 and has been with the YMCA for more than 40 years. He was CEO of the Pittsburgh, Pennsylvania YMCA when he was recruited to become the first African American leader of Florida’s First Coast YMCA and as such, he also became the first African American CEO of a major metropolitan YMCA south of the Mason-Dixon Line. Mr. Mann is Chairman of the Board of the Jacksonville Civic Council (JCC) and has served on the board since 2014. Mr. Mann has also served on the board of directors of Brooks Health System since 2014 and became the incoming Chairman of the board in 2023. Mr. Mann is a Trustee of Mars Hill University. Recently he served as co-chairman of JCC’s Race and Social Justice Task Force which has worked for two years to develop a community report. Mr. Mann brings to the Patriot Board his extensive business experience and brings valuable knowledge in shaping diversity, inclusion and social responsibility policies.

Executive Officers

Robert E. Sandlin, age 62, has served as our President and Chief Executive Officer since 2017.

Matthew C. McNulty, age 49, has served as our Vice President, Secretary and Chief Financial Officer since 2017 with the additional appointment of Chief Operating Officer on October 5, 2021.

John D. Klopfenstein, age 60, has served as our Controller and Chief Accounting Officer since 2014 with the additional appointment of Treasurer in 2020.

James N. Anderson IV, age 61, has served as our Vice President of Safety and Risk Management since 2014.

Family Relationships

Thompson S. Baker II, the Chairman of the Board (and former President and Chief Executive Officer of the Company) is the nephew of John D. Baker II, a director of the Company.

Audit Committee

The Audit Committee consists of Messrs. Fichthorn, Anderson, Hyman, and Mann. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Patriot Board has determined that all Audit Committee members are independent and are able to read and understand financial statements. The Patriot Board has also determined that the Chair of the Committee, Mr. Fichthorn, qualifies as an “audit committee financial expert” within the meaning of SEC regulations.

AUDIT COMMITTEE REPORT

The Audit Committee reviews the Company’s financial reporting process on behalf of the Patriot Board. Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls. The Audit Committee also selects the Company’s independent registered public accounting firm. The Audit Committee held four formal meetings in fiscal year 2023.

In this context, the Audit Committee has met and held discussions with management and the independent registered public accounting firm regarding the fair and complete presentation of the Company’s results and management’s assessment of the Company’s internal control over financial reporting. The Audit Committee has discussed significant accounting policies applied by the Company in its financial statements, as well as alternative treatments. Management represented to the Committee that the Company’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, and the Audit Committee has reviewed and discussed the consolidated financial statements with management and the independent registered public accounting firm. The Audit Committee discussed with the independent registered public accounting firm matters required to be discussed pursuant to applicable standards adopted by the PCAOB.

In addition, the Audit Committee has received the written disclosures and the letter from the independent auditor required by the applicable requirements of PCAOB regarding the independent auditor’s communications with us concerning independence and has discussed with the independent auditor the auditor’s independence from the Company and its management. The Audit Committee also has considered whether the independent auditor’s provision of non-audit services to the Company is compatible with the auditor’s independence. The Audit Committee has concluded that the independent auditor is independent from the Company and its management.

The Audit Committee reviewed and discussed Company policies with respect to risk assessment and risk management.

The Audit Committee discussed with the Company’s independent auditor the overall scope and plans for the audit. The Audit Committee meets with the independent auditors, with and without management present, to discuss the results of their examinations, the evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Patriot Board, and the Patriot Board has approved, that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, for filing with the Securities and Exchange Commission.

Submitted by:	Luke E. Fichthorn III, Chairman
John E. Anderson
Charles D. Hyman
Eric K. Mann
Members of the Audit Committee

The Audit Committee Report does not constitute soliciting material, and shall not be deemed to be filed or incorporated by reference into any other Company filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates the Audit Committee Report by reference therein.

Business Conduct Policies

We believe that operating with honesty and integrity has earned us trust from our customers, credibility within our communities, and dedication from our employees. Our senior executive and financial officers are bound by our Financial Code of Ethical Conduct. In addition, our directors, officers and employees are required to abide by our Code of Business Conduct and Ethics to ensure that our business is conducted in a consistently legal and ethical manner. These policies cover many topics, including conflicts of interest, protection of confidential information, fair dealing, protection of the Company’s assets and compliance with laws, rules and regulations.

Employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of these policies. The Audit Committee has adopted procedures to receive, retain, and treat complaints received regarding accounting, internal accounting controls, or auditing matters, and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

The Financial Code of Ethical Conduct and the Code of Business Conduct and Ethics (as adopted on January 28, 2015) is available on our website at patriottrans.com under Corporate Governance.

Item 11. EXECUTIVE COMPENSATION.

We are currently considered a “smaller reporting company” for purposes of the SEC’s executive compensation and other disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures.

We design our executive officer compensation program to attract, motivate, and retain the key executives who drive our success and industry leadership. Our compensation program consists of several forms of compensation: base salary, cash incentive bonuses, equity compensation and other benefits and perquisites. Pay that reflects performance and alignment of that pay with the interests of long-term shareholders are key principles that underlie our compensation program. The Patriot Board believes that our current executive compensation program directly links executive compensation to our performance and aligns the interest of our executive officers with those of our shareholders.

Compensation Policies

Internal Pay Equity. We believe that internal pay equity is an important factor to be considered in establishing compensation for the officers. We have not established a policy regarding the ratio of total compensation of the Chief Executive Officer to that of the other officers, but we do review compensation levels to ensure that appropriate equity exists.

Compensation Risk Assessment. The Compensation Committee considers the risks that may result from the Company’s compensation policies and practices. The Compensation Committee believes that our compensation policies and practices for our executives are reasonable and properly align their interests with those of our shareholders. The Compensation Committee believes that there are a number of factors that cause our compensation policies and practices to not have a material adverse effect on the Company. The fact that our executive officers have their annual incentive compensation tied to return on capital employed encourages actions that promote profitability. Our equity-based incentives further align the interest of our executives with the long term interests of our shareholders. In addition, we believe that there are significant checks in place so that employees whose compensation may have a shorter term focus are managed by employees and officers whose compensation has a longer term focus.

Tax Deductibility of Compensation Should be Maximized Where Appropriate. The Company generally seeks to maximize the deductibility for tax purposes of all elements of compensation. For example, the Company always has issued nonqualified stock options that result in a tax deduction to the Company upon exercise. We review compensation plans in light of applicable tax provisions and may revise compensation plans from time to time to maximize deductibility. However, we may approve compensation that does not qualify for deductibility when we deem it to be in the best interests of the Company.

Financial Restatement

It is a policy of the Patriot Board that the Compensation Committee will, to the extent permitted by governing law, have the sole and absolute authority to make retroactive adjustments to any cash or equity-based incentive compensation paid to executive officers and certain other officers where the payment was predicated upon the achievement of certain financial results that were subsequently the subject of a restatement. Where applicable, the Company will seek to recover any amount determined to have been inappropriately received by the individual executive.

Clawback Policy

We recently adopted a Compensation Recovery Policy in accordance with applicable Nasdaq rules, a copy of which is filed as an exhibit to this Annual Report on Form 10-K. It is generally our policy that the Company will recoup any incentive compensation erroneously awarded to any current or former executive officers due to material noncompliance with any financial reporting requirement under applicable securities laws during the three completed fiscal years immediately preceding the date the Company determines that an accounting restatement is required.

Summary Compensation Table

The Summary Compensation Table sets forth information concerning the compensation of our named executive officers for fiscal years 2023 and 2022. Our compensation program consists of several forms of compensation: base salary, cash incentive bonuses, equity compensation and other benefits and perquisites.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Base Salary(1)	Option Awards	Non-Equity Incentive Plan Compensation (2)	Nonqualified Deferred Compensation Earnings(3)	Other Compensation (4)	Total

Robert E. Sandlin President and CEO	2023	$404,344	---	$515,612	$29,529	$29,529	$979,014
	2022	$385,982	---	$226,972	$29,529	$16,582	$659,065

Matthew C. McNulty VP, CFO and COO(6)	2023	$268,052	---	$239,270	---	$13,844	$521,166
	2022	$254,548	---	$119,038	---	$6,081	$379,667

John D. Klopfenstein, Treasurer, Controller and CAO	2023	$241,535	---	$141,098	---	$38,617	$421,250
	2022	$232,930	---	$104,389	---	$16,423	$353,742

(1)	Following the Spin-off, Mr. Klopfenstein remains employed by both the Company and FRPH and receives a base salary from each company. The base salaries paid to Mr. Klopfenstein for the years shown reflect the total salary paid to him by the Company, of which FRPH reimbursed the Company 50% pursuant to the Transition Services Agreement between FRPH and the Company.
(2)	This column represents (i) amounts paid under the Patriot Transportation Holding, Inc. Management Incentive Compensation Plan (“MIC Plan”), and (ii) with respect to 2022, one-time transaction bonuses paid in connection with the sale of the Company’s terminal located in Tampa, Florida on October 18, 2021 in the amounts of $93,685, $60,775 and $11,411 for Messrs. Sandlin, McNulty and Klopfenstein, respectively.

The MIC Plan provides officers an opportunity to earn an annual cash bonus for achieving specified performance-based goals. Following the Spin-off, Mr. Klopfenstein continues to be eligible to receive a cash bonus from FRPH if certain real estate performance goals are met, and a cash bonus from the Company if transportation-related performance goals are met. Cash bonuses reported in this table for Mr. Klopfenstein of $74,031 in 2023 and $71,875 in 2022 reflect cash bonuses earned and paid in connection with his employment with FRPH. Pursuant to the Transition Services Agreement between FRPH and the Company, FRPH reimbursed the Company for the full amount of the FRPH awards for 2022 and 2023.

(3)	Mr. Sandlin was awarded 80,000 stock appreciation rights on December 16, 2016, which vest subject to a service requirement. The amounts reported in this column represent the present value of Mr. Sandlin’s accumulated benefit under the stock appreciation rights using the Black-Scholes model. Additional information regarding Mr. Sandlin’s stock appreciation award is discussed in the section of this proxy statement entitled “Nonqualified Deferred Compensation”.
(4)	Executive officers receive certain personal benefits and perquisites from the Company, which are reflected in the table as “Other Compensation”. Following the Spin-off, Mr. Klopfenstein continues to be eligible to receive such Other Compensation from the Company and FRPH. Other Compensation for Mr. Klopfenstein for the years shown reflects the total Other Compensation paid by the Company, of which FRPH reimbursed the Company 50% pursuant to the Transition Services Agreement between FRPH and the Company. For 2023, the components of Other Compensation were as follows:
Name	Matching Contributions	Personal Use of Company Car	Medical Reimbursement (a)	Miscellaneous(b)
Robert E. Sandlin	$10,281	$2,131	$15,837	$1,280
Matthew C. McNulty	$2,680	$10,894	--	$270
John D. Klopfenstein	$9,092	$21,320	$7,120	$1,085

(a)	The amounts shown represent benefits paid under our Medical Reimbursement Plan, under which we reimburse certain officers for personal medical expenses not covered by insurance.
45

(b)	The amounts shown under the Miscellaneous column include long-term disability insurance, payment of country club and social club dues and purchase of tickets to sporting events on behalf of the named executive officers and other miscellaneous reimbursed expenses. These club memberships and tickets generally are maintained for business entertainment but may be used for personal use. The entire amount has been included, although we believe that only a portion of this cost represents a perquisite.

Outstanding Equity Awards at Fiscal Year-End

The table below sets forth information concerning stock options and stock appreciation rights held by the named executive officers as of September 30, 2023.

Name	Option Awards(1)
	Number of Securities Underlying Unexercised Options/SARs (#) Exercisable	Number of Securities Underlying Unexercised Options/SARs (#) Unexercisable	Option/SAR Exercise Price	Option/SAR Expiration Date

Robert E. Sandlin President & CEO	5,480	--	$11.553	12/04/2023
	6,286	--	$10.018	12/03/2024
	6,565	--	$9.072	10/15/2025
	28,821	--	$8.840	11/17/2025
	40,514	--	$7.953	11/16/2026
	44,825	--	$6.800	11/28/2027
	31,488	7,872	$7.522	11/28/2028
	47,472	31,648	$6.886	12/03/2029
	24,352	36,528	$5.147	12/01/2030
	--	257,009(3)	$8.66	N/A

Matthew C. McNulty Vice President, CFO & COO	29,195	--	$7.335	10/04/2027
	31,385	--	$6.800	11/28/2027
	22,044	5,511	$7.522	11/28/2028
	33,231	22,154	$6.886	12/03/2029
	14,614	21,921	$5.147	12/01/2030

John D. Klopfenstein Treasurer, Controller & CAO	2,958	--	$11.553	12/04/2023
	3,393	--	$10.018	12/03/2024
	7,786	--	$8.840	11/17/2025
	10,937	--	$7.953	11/16/2026

(1)	Stock options vest ratably over 5 years, commencing on the first anniversary of the grant date, and have a term of 10 years. Options that have an expiration date prior to 2025 were granted in connection with the Spin-off to replace the options to purchase FRPH common stock held by the named executive officers at the time of the Spin-off. The Company replacement options and the FRPH replacement options have a combined intrinsic value equal to the intrinsic value of the original option granted by FRPH prior to the Spin-off and were equitably adjusted to preserve the ratio of the exercise price to the fair market value of FRPH common stock on the date of the Spin-off.
(2)	Mr. Sandlin’s stock options expiring on October 15, 2025 were granted in connection with a performance award and vested immediately.
(3)	SARs vest upon the achievement of (i) a common stock price of $10.92 for a period of at least 60 days and (ii) Mr. Sandlin’s continued service as the President of Florida Rock & Tank Lines, Inc. until his 65th birthday; subject to a minimum award of $500,000 if the service vesting criteria described in clause (ii) is satisfied.

Nonqualified Deferred Compensation

On December 21, 2016, Mr. Sandlin was granted 80,000 stock appreciation rights. The market price on the date of the grant was $23.13. The award was adjusted to 257,009 stock appreciation rights and date of grant price of $8.66 in conjunction with the extraordinary dividends issued on January 30, 2020, December 30, 2020, and November 15, 2021. This award will vest upon the satisfaction of 2 vesting conditions: (1) the average closing price of the Company’s common stock must exceed $10.92 for a period of at least 60 consecutive days, and (2) Mr. Sandlin must continue to serve as President of Florida Rock & Tank Lines, Inc. until his 65th birthday. Mr. Sandlin’s minimum compensation under this award will be $500,000, provided he satisfies the service vesting criteria set forth in the preceding clause (2).

Severance and Change of Control Agreements

Each of Messrs. Sandlin, McNulty, and Klopfenstein have Change in Control/Severance Agreements with the Company. The agreements include “double trigger” severance provisions that will pay certain severance and COBRA benefits to them, under certain circumstances, if they are terminated upon or during the two years following a change in control of the Company or a sale of Florida Rock & Tank Lines, Inc., a wholly owned subsidiary of the Company. The agreements provide that each of them will be entitled to receive an amount equal to two times his annual base salary plus a bonus, if the buyer does not offer the executive a position comparable to his current position with no less favorable compensation. The agreements provide that each of them will be entitled to receive an amount equal to two times his annual base salary plus maximum bonus if during the two years after a change in control or sale of Florida Rock & Tank Lines, Inc. his employment is terminated other than for “good cause” or he resigns for “good reason”; provided, however, that such severance payment will be reduced by 4.1667% for each month that he is employed by the Company or a purchaser after the closing of a change in control. In the event of such a termination, the agreements provide for COBRA reimbursements for up to one year equal to the difference between the monthly cost of COBRA and the amount such named executive officer paid for insurance coverage under the Company’s health insurance plan prior to the termination. In addition, the agreements provide that they become fully vested in their respective stock options upon a change in control. The award agreement for Mr. Sandlin’s SARs provides that the SARs will become fully vested upon a change in control.

NON-EMPLOYEE DIRECTOR COMPENSATION

Our non-employee directors receive cash compensation, as well as equity compensation in the form of stock grants of Company common stock. The following table summarizes the compensation paid to each of our non-employee directors during fiscal 2023. All amounts reflect the dollar value of the compensation.

DIRECTOR COMPENSATION
Name	Fees earned or paid in cash ($)	Stock Awards ($)(1)	Total

John D. Baker II	$22,500	$32,844	$55,344
Thompson S. Baker II	$19,500	$32,844	$52,344
John E. Anderson	$36,000	$32,844	$68,844
Luke E. Fichthorn III	$36,500	$32,844	$69,344
Charles D. Hyman	$33,000	$32,844	$65,844
Eric K. Mann	$27,500	$32,844	$60,344

(1)	On February 2, 2023, Messrs. Thompson S. Baker II, John D. Baker II, Anderson, Fichthorn, Hyman and Mann were awarded 4,200 shares of the Company’s common stock under the Company’s 2014 Equity Incentive Plan (“Equity Incentive Plan”). The value was determined using the closing price of the Company’s common stock on the Nasdaq Stock Market on February 2, 2023, which was $7.82. The aggregate grant date fair value was computed in accordance with FASB Topic 718.

The following table sets forth our non-employee director compensation program:

All Non-Employee Directors
Annual Retainer	$15,000
Annual Retainer: Chairman of the Board	$15,000
Attendance Fee for Unscheduled Meetings	$1,500
Audit Committee
Annual Fee: Chairman	$10,000
Annual Fee: Member	$5,000
Meeting Fees: Chairman(a)	$1,500
Meeting Fees: Member (a)	$1,000
Compensation Committee
Annual Fee: Chairman	$5,000
Annual Fee: Member	$1,000
Meeting Fees: Chairman	$1,500
Meeting Fees: Member	$1,000
47

Other Committees
Annual Fee: Chairman	$2,000
Annual Fee: Member	$1,000
Meeting Fees: Chairman	$1,500
Meeting Fees: Member	$1,000

(a)	The Audit Committee members received no meeting fees for the four regularly-scheduled quarterly meetings. Meeting fees apply only to the extent there were additional Audit Committee meetings.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Directors and Executive Officers

The following table shows the number of shares of the Company’s common stock beneficially owned by each of the Company’s directors and executive officers of the Company as a group as of November 30, 2023:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
John E. Anderson	62,637(2)	1.8%
John D. Baker II	589,261(3)	16.6%
Thompson S. Baker II	357,903(4)	9.8%
Luke E. Fichthorn III	67,142(5)	1.9%
Charles D. Hyman	36,638(6)	1.0%
John D. Klopfenstein	28,776(7)	*
Eric K. Mann	4,200	*
Matthew C. McNulty	154,679(8)	4.2%
Robert E. Sandlin	297,117 (9)	7.8%
Total ownership of all directors and executive officers as a group (11 persons):	1,648,986	39.9%

* Less than 1%

(1)	Unless otherwise indicated, beneficial owners directly hold and have sole voting and investment power with respect to their respective shares reported in this table.
(2)	Mr. Anderson’s shares are held by Anderson Family Enterprises, LLC.
(3)	Mr. John D. Baker II’s reported ownership includes (i) 4,000 shares held directly, (ii) 167,848 shares held in his living trust, (iii) 3,341 shares held in his retirement account, (iv) 1,263 shares held by his spouse’s living trust, as to which his spouse has sole voting and investment power, (v) 371,158 shares held in a trust for the benefit of Mr. Baker and his family members and for which he and Edward L. Baker II serve as co-trustees and have shared voting and investment power, and (vi) 41,651 shares held by the estate of Edward L. Baker, of which Mr. Thompson S. Baker II and Mr. John D. Baker II are co-administrators and as to which Mr. Thompson S. Baker II and Mr. John D. Baker II have shared voting and investment power. Mr. Baker disclaims beneficial ownership of the shares described in clause (v) (except to the extent of his pecuniary interest therein) and clause (vi).
(4)	Mr. Thompson S. Baker II’s reported ownership includes (i) 90,259 shares held in his living trust, (ii) 35,291 shares held in trust for the benefit of Mr. Baker (ii) 733 shares owned by Mr. Baker’s spouse, as to which Mr. Baker’s spouse has sole voting and investment power, (iii) 2,193 shares held in trust for the benefit of Mr. Baker’s minor children, as to which Mr. Baker has shared voting and investment power, (iv) 81,903 shares underlying options that are exercisable within 60 days of November 30, 2023, (v) 105,867 shares held in trust for the benefit of Mr. Baker’s siblings, as to which Mr. Baker and his siblings serve as trustees and as to which Mr. Baker has shared voting and investment power, and (vi) 41,651 shares held by the estate of Edward L. Baker, of which Mr. Thompson S. Baker II and Mr. John D. Baker II are co-administrators and as to which Mr. Thompson S. Baker II and Mr. John D. Baker II have shared voting and investment power. Mr. Baker is a beneficiary of Edward L. Baker’s estate. Mr. Baker disclaims beneficial ownership of the shares described in clause (v).
(5)	Mr. Fichthorn’s reported ownership includes 54,542 shares held directly, 11,500 shares owned by his spouse, as to which he disclaims any beneficial interest, and 3,100 shares owned by the M/B Disbro Trust, of which Mr. Fichthorn is a co-trustee and income beneficiary and as to which Mr. Fichthorn has shared voting and investment power.
(6)	Mr. Hyman’s reported ownership includes 35,504 shares held directly, 800 shares held in his IRA, and 334 shares held in his spouse’s trust, of which Mr. Hyman is co-trustee and as to which Mr. Hyman has shared voting and investment power.
(7)	Mr. Klopfenstein’s reported ownership includes 3,058 shares held directly, 3,602 shares held in his retirement account, and 22,116 shares underlying options that are exercisable within 60 days of November 30, 2023.
(8)	Mr. McNulty’s reported ownership includes 315 shares held in his retirement account, and 154,364 shares underlying options that are exercisable within 60 days of November 30, 2023.
(9)	Mr. Sandlin’s reported ownership includes 26,854 shares held directly, 4,068 shares held in his retirement account, and 266,195 shares underlying options that are exercisable within 60 days of November 30, 2023.
48

Shareholders Holding More Than Five Percent of Common Stock

The following table shows the number of shares of the Company’s common stock beneficially owned by each person (or group of people) known by the Company to beneficially own more than 5% of the common stock of the Company.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Trust FBO John D. Baker II U/A Cynthia L. Baker Trust dated 4/30/1965 John D. Baker II Edward L. Baker II 200 W. Forsyth Street, 7th Floor Jacksonville, FL 32202	371,158(1) 589,261(1) 403,591(1)	10.4% 16.6% 11.4%
Thompson S. Baker II 200 W. Forsyth Street, 7th Floor Jacksonville, FL 32202	357,903(2)	9.9%
CLB 1965 LLC Cynthia P. Ogden 1165 5th Avenue #10-D New York, NY 10029	304,493(3) 304,493(3)	8.6% 8.6%
Robert E. Sandlin 200 W. Forsyth Street, 7th Floor Jacksonville, FL 32202	297,117 (4)	7.8%
Minerva Advisors, LLC Minerva Group, LP Minerva GP, LP Minerva GP, Inc. David P. Cohen 50 Monument Road, Suite 201 Bala Cynwyd, PA 19004	246,583(5) 202,042(5) 202,042(5) 202,042(5) 246,583(5)	6.9% 5.7% 5.7% 5.7% 6.9%
Estabrook Capital Management, LLC Charles T. Foley David P. Foley 900 Third Avenue New York, NY 10022	241,679(6) 241,679 (6) 241,679 (6)	6.8% 6.8% 6.8%

(1)	The Trust FBO John D. Baker II U/A Cynthia L. Baker Trust dated 4/30/1965, to which John D. Baker II and Edward L. Baker II serve as co-trustees and to which John D. Baker II and his family members are beneficiaries, holds 371,158 shares of the Company’s common stock. John D. Baker II and Edward L. Baker II disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein. Each of John D. Baker II’s and Edward L. Baker II’s beneficial ownership includes the shares held by the Trust FBO John D. Baker II U/A Cynthia L. Baker Trust dated 4/30/1965. Reported information is current as of November 30, 2023.
(2)	See the table in the section of this Proxy Statement entitled “Securities Ownership – Directors and Executive Officers” and the accompanying notes for further details on shares beneficially owned by Thompson S. Baker II. Reported information is current as of November 30, 2023.
(3)	Cynthia P. Ogden, as manager of CLB 1965 LLC, has sole voting and dispositive power with respect to 304,637 shares of the Company’s common stock. Reported information is current as of November 30, 2023.
(4)	See the table in the section of this Proxy Statement entitled “Securities Ownership – Directors and Executive Officers” and the accompanying notes for further details on shares beneficially owned by Robert E. Sandlin. Reported information is current as of November 30, 2023.
(5)	In a Schedule 13G filed with the SEC on February 14, 2022, Minerva Advisors, LLC, Minerva Group, LP, Minerva GP, LP, Minerva GP, Inc. and David P Cohen reported that, as of December 31, 2021, they each had sole voting and sole dispositive power with respect to 202,042 shares of the Company’s common stock, and that Minerva Advisors LLC and David P. Cohen each had shared voting and dispositive power with respect to 44,541 shares of the Company’s common stock.
(6)	In a Schedule 13G filed with the SEC on February 13, 2023, Estabrook Capital Management, LLC, Charles T. Foley and David P. Foley reported that, as of December 31, 2022, they had shared voting and dispositive power with respect to 241,679 shares of the Company’s common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of
Securities
Remaining
Available
	Number of		for future
	Securities	Weighted	Issuance
	to be	Average	under equity
	issued upon	exercise	Compensation
	exercise of	price of	Plans
	Outstanding	outstanding	(excluding
	options,	options,	Securities
	Warrants	warrants	reflected in
	and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation
plans approved by
security holders	750,293	$7.44	10,611

Equity compensation
plans not approved
by security holders	0	0	0

Total	750,293	$7.44	10,611

Potential Changes in Control

On November 1, 2023 we entered into a merger agreement under which affiliates of UPT will, subject to the terms and conditions set forth in the merger agreement, acquire all of the outstanding shares of the Company’s common stock for $16.26 per share in cash (referred to herein as, the “merger”). The transaction, which has been unanimously approved by the Company’s Board of Directors, is subject to the satisfaction of closing conditions, including the approval of the Company’s shareholders. UPT has obtained a customary financing commitment from an established lending institution pursuant to which the lender will provide financing that, together with other available sources, is expected to be sufficient to fund the merger consideration and other obligations under the merger agreement. Upon completion of the transaction, the Company will become a private company and delist from the NASDAQ Global Select Market.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED PARTY TRANSACTIONS

Transactions With FRP Holdings, Inc.

On January 31, 2015, the Company began operating as an independent public company as a result of the spin-off from FRP Holdings, Inc., formerly known as Patriot Transportation Holding, Inc. (NASDAQ- FRPH), which is referred to herein as the “Spin-off.” The Spin-off was effected through a corporate reorganization, followed by the distribution by FRPH of all of the shares of common stock of Patriot to the shareholders of FRPH. Each FRPH shareholder of record as of the close of business on January 30, 2015 received one share of Patriot common stock for every three shares of FRPH common stock held on such date. Patriot now owns and operates the transportation business that was formerly a segment of FRPH. For more information regarding the Spin-off, you may refer to our Information Statement, which is attached as Exhibit 99.1 to the Company’s Form 10, filed with the Securities Exchange Commission (the “SEC”) on December 31, 2014, available at www.sec.gov.

In connection with the spin-off, we entered into a separation and distribution agreement, a tax matters agreement, an employee matters agreement and a transition services agreement, which provide a framework for our relationships with FRPH after the spin-off. These agreements provide for the allocation between Patriot and FRPH of the assets, liabilities, and obligations of FRPH and its subsidiaries, and govern the relationships between Patriot and FRPH (including with respect to transition services, employee matters, real property matters, tax matters, and certain other commercial relationships). This summary of the agreements is qualified in its entirety by reference to the full text of the applicable agreements, which are listed as exhibits to the Company’s Current Report on Form 8-K filed on February 3, 2015. In fiscal 2023, FRPH reimbursed $910,000 pursuant to the Transition Services Agreement.

In the opinion of the Company, the terms, conditions, transactions and payments under the agreements with the persons described above were not less favorable to the Company than those which would have been available from unaffiliated persons.

Policies and Procedures

The Audit Committee of the Patriot Board is responsible for reviewing and approving all material transactions with any related party not previously approved by the Company’s independent directors. This responsibility is set forth in writing in our Audit Committee charter (as adopted December 4, 2019), a copy of which is available at patriottrans.com under Corporate Governance. In certain cases, transactions have been approved by a committee consisting of all independent directors. Related parties include any of our directors or executive officers, and certain of our shareholders and their immediate family members.

To identify related party transactions, each year, we submit and require our directors and officers to complete director and officer questionnaires identifying any transactions with us in which the officer or director or their family members have an interest. We review related party transactions due to the potential for a conflict of interest. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, in any way with our interests. Our Code of Business Conduct and Ethics requires all directors, officers and employees who may have a potential or apparent conflict of interest to immediately notify our Chief Financial Officer.

We expect our directors, officers and employees to act and make decisions that are in our best interests and encourage them to avoid situations which present a conflict between our interests and their own personal interests. Our directors, officers and employees are prohibited from taking any action that may make it difficult for them to perform their duties, responsibilities and services to the Company in an objective and effective manner. In addition, we are strictly prohibited from extending personal loans to, or guaranteeing personal obligations of, any director or officer. Exceptions are only permitted in the reasonable discretion of the Patriot Board. A copy of our Code of Business Conduct and Ethics is available at patriottrans.com under Corporate Governance.

Director Independence

Pursuant to NASDAQ listing standards, the Patriot Board is required to evaluate each director to determine whether he or she qualifies as an “independent director.” The Patriot Board must determine that a director has no relationship that, in the judgment of the Patriot Board, would interfere with the exercise of independent judgment by the director in carrying out his or her responsibilities. The listing standards specify the criteria by which the independence of our directors will be determined. The listing standards also prohibit Audit Committee and Compensation Committee members from any direct or indirect financial relationship with the Company, and restrict commercial relationships of all directors with the Company. Directors may not be given personal loans or extensions of credit by the Company, and all directors are required to deal at arm’s length with the Company and its subsidiaries and to disclose any circumstances that might be perceived as a conflict of interest.

The Patriot Board has determined that four of our six current directors (John E. Anderson, Luke E. Fichthorn III, Eric K. Mann, Charles D. Hyman) are independent of management in accordance with the listing standards of The NASDAQ Global Select Market. All of the members of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are independent directors.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our independent registered accounting firm is Hancock Askew & Co., LLP (“Hancock Askew”), Jacksonville, Florida, Firm 794. The Audit Committee has selected Hancock Askew to serve as the Company’s independent registered public accounting firm, subject to satisfactory negotiation of an annual fee agreement. \

Audit and Non-Audit Fees

The following table presents fees billed or to be billed by the Company’s independent registered public accounting firm for the audit of the Company’s financial statements for fiscal years 2023 and 2022, and for other services performed during such periods.

	2023	2022

Audit Fees (1)	$145,168	$131,521
Audit Related Fees (2)	$26,830(3)	$40,930(3)
Tax Fees	$21,990	$25,065
All Other Fees	--	--

Total	$193,988	$197,516

(1)	Audit services include work performed in connection with the review of the Company’s quarterly financial statements, the audit of the Company’s annual financial statements and the audit of internal control over financial reporting.

(2)	Audit related fees consisted principally of audits of employee benefit plans and services pertaining to technical accounting consultations required in connection with the audit.

(3)	$26,000 and $26,000 related to the Company’s 401(k) plan audit in 2022 and 2023, respectively.

Pre-Approval of Audit and Non-Audit Services

Under the Company’s amended Audit Committee charter, the Audit Committee is required to pre-approve all auditing services and permissible non-audit services, including related fees and terms, to be performed for the Company by its independent auditor, subject to the de minimis exceptions for non-audit services described under the Exchange Act which are approved by the Audit Committee prior to the completion of the audit. The Audit Committee pre-approved all audit services, audit-related services and tax review, compliance and planning services performed for the Company by Hancock Askew during fiscal years 2023 and 2022.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE.

(a) (1) Financial Statements: See Part II, Item 8 hereof

(2) Financial Statement Schedules: Financial statement schedules are not required because all required information is included in the financial statements or is not applicable.

(3) Exhibits.

EXHIBIT # Description of Exhibit

(2.1)*	Agreement and Plan of Merger, dated as of November 1, 2023, by and among the Company, Parent, and Merger Sub. (incorporated by reference to Form 8-K filed on November 1, 2023).

(2.2)	Separation and Distribution Agreement, dated as of January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to Form 8-K filed February 2, 2015).

(3.1)	Patriot Transportation Holding, Inc. Amended and Restated Articles of Incorporation (incorporated by reference to Form 10-Q filed May 15, 2015).

(3.2)	Patriot Transportation Holding, Inc. Amended and Restated Bylaws (incorporated by reference to Form 10-Q filed May 15, 2015).

(10.1)	Amended and Restated Credit Amendment, dated and effective July 6, 2021, between Patriot Transportation Holding, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 10-K filed December 12, 2021).

(10.2)	Tax Matters Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to Form 8-K filed February 2, 2015).

(10.3)	Transition Services Agreement, dated January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to Form 8-K filed February 2, 2015).

(10.4)	Employee Matters Agreement, dated as of January 30, 2015, by and between FRP Holdings, Inc. and Patriot Transportation Holding, Inc. (incorporated by reference to Form 8-K filed February 2, 2015).

(10.5)	2014 Equity Incentive Plan for Patriot Transportation Holding, Inc. (incorporated by reference to Form 10-Q filed May 15, 2015).

(10.6)	Management Incentive Compensation Plan (incorporated by reference to Form 10-Q filed May 15, 2015).

(10.7)*	Irrevocable Proxy and Agreement, dated as of November 1, 2023, by and among the Company, certain members of the Board, and certain shareholders of the Company. (incorporated by reference to Form 8-K filed on November 1, 2023).

(14)	Financial Code of Ethical Conduct between the Company, Chief Executive Officers, and Financial Managers (incorporated by reference to Form 8-K filed February 2, 2015).

(21)	Subsidiaries of Registrant at September 30, 2023: Florida Rock & Tank Lines, Inc. (a Florida corporation); Patriot Transportation of Florida, Inc. (a Florida corporation).

(23)	Consent of Hancock Askew & Co., Inc., Independent Registered Public Accounting Firm.

(31)(a)	Certification of Robert E. Sandlin.
(31)(b)	Certification of Matthew C. McNulty.
(31)(c)	Certification of John D. Klopfenstein.
(32)	Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
(97)	Clawback Policy

101.XSD	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

Item 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patriot Transportation Holding, Inc.

Date: December 12, 2023	By	ROBERT E. SANDLIN
Robert E. Sandlin
President and Chief Executive Officer
(Principal Executive Officer)

	By	MATTHEW C. MCNULTY
Matthew C. McNulty
Vice President, Chief Operating Officer, Chief
Financial Officer and Secretary
(Principal Financial Officer)

	By	JOHN D. KLOPFENSTEIN
John D. Klopfenstein
Controller, Chief Accounting Officer and
Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 12, 2023.

ROBERT E. SANDLIN	THOMPSON S. BAKER II
Robert E. Sandlin	Thompson S. Baker II
President and Executive Officer	Chairman of the Board
(Principal Executive Officer)	Director

MATTHEW C. MCNULTY	LUKE E. FICHTHORN III
Matthew C. McNulty	Luke E. Fichthorn III
Vice President, Chief Operating Officer,	Director
Chief Financial Officer and Secretary
(Principal Financial Officer

JOHN D. KLOPFENSTEIN	CHARLES D. HYMAN
John D. Klopfenstein	Charles D. Hyman
Controller, Chief Accounting Officer	Director
and Treasurer (Principal Accounting Officer)

JOHN E. ANDERSON	ERIC K. MANN
John E. Anderson	Eric. K. Mann
Director	Director

JOHN D. BAKER II
John D. Baker II
Director
54